Form 10-Q
period 2014-06-30
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2014-08-20
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 333-197319

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3583955
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3773 Corporate Center Drive Earth City, Missouri	63045
(Address of principal executive offices)	(Zip Code)

(314) 595-0100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐
 Non-accelerated filer ☒ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 19, 2014, Interface Security Systems Holdings, Inc. (“Holdings”) had 21,676.87 shares of class A voting common stock, $0.01 par value, outstanding and 8,042.92 shares of class B non-voting common stock, $0.01 par value, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in the Company's registration statement on Form S-4 which was declared effective by the Securities and Exchange Commission on July 30, 2014 (the "Registration Statement"). Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “could,” “would,” “should,” and variations of these words or similar expressions (or the negative versions of any such words). All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, management’s expectations, beliefs and projections may not result or be achieved. There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this quarterly report including, among others:

•	our inability to maintain compliance with various covenants under the Revolving Credit Facility (as defined below) to borrow funds;

•	restrictions in the indenture governing the Master Holdings Notes (as defined below) on our ability to incur additional funded debt, other than amounts available under the Revolving Credit Facility;

•	our ability to compete effectively in a highly‑competitive industry;

•	catastrophic events that may disrupt our business;

•	our ability to retain customers;

•	concentration of RMR in a few top customers and concentration of our business in certain markets;

•	our ability to manage relationships with third‑party providers, including telecommunication providers and broadband service providers;

•	our ability to obtain or maintain necessary governmental licenses and comply with applicable laws and regulations;

•	changes in governmental regulation of communication monitoring;

•
our reliance on network and information systems and other technologies and our ability to manage disruptions caused by cyber-attacks, failure or destruction of our networks, systems, technologies or properties;

•	macroeconomic factors;

•	economic, credit, financial or other risks affecting our customers and their ability to pay us;

•	the uncertainty of our future operating results;

•	our ability to attract, train and retain an effective sales force;

•	our reliance on third party component providers and the risk associated with any failure or interruption in products or services provided by these third parties;

•	our reliance on third party software and service providers; and

•	the loss of our senior management.

There may be other factors that may cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this quarterly report and are expressly qualified in their entirety by the cautionary statements included in this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS

	June 30, 2014	December 31, 2013

Assets
Current assets
Cash and cash equivalents	$64,396	$361
Restricted cash	2,140	2,000
Accounts receivable, less allowance for doubtful accounts of $904 and $955	10,403	10,504
Inventories	9,715	6,881
Prepaid expenses, notes receivable and other assets	4,234	1,694
Assets held for sale	—	4,233
Total current assets	90,888	25,673
Property and equipment, net	19,017	20,506
Intangible assets, net	28,265	32,848
Goodwill	40,463	40,463
Deferred charges	7,746	8,838
Total assets	$186,379	$128,328

Liabilities and Stockholder' Deficit
Current liabilities
Current portion of long-term debt	$263	$279
Accounts payable	7,846	13,625
Accrued expenses	15,464	15,199
Customer deposits	2,759	2,431
Deferred revenue	3,490	3,084
Liabilities held for sale	—	1,355
Total current liabilities	29,822	35,973
Long-term deferred revenue	2,714	2,863
Deferred tax liability	6,882	7,494
Long-term debt	262,299	256,539
Total liabilities	301,717	302,869
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at June 30, 2014 and December 31, 2013	110,284	105,720
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at June 30, 2014 and December 31, 2013	41,154	39,524
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 and 11,060 shares outstanding at June 30, 2014 and December 31, 2013	11,961	25,073
Convertible and redeemable Class F Preferred Stock, $1.00 par value, 5,000 shares authorized, 2,455 shares outstanding at December 31, 2013	—	4,995
Redeemable Class G Preferred Stock, $1.00 par value, 5,000 shares authorized, 1,711 shares outstanding at December 31, 2013	—	8,644
Total mezzanine equity	163,399	183,956
Stockholders' deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 21,677 shares outstanding at June 30, 2014 and December 31, 2013	26	—
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 8,043 shares outstanding at June 30, 2014 and December 31, 2013	10	—
Related party notes receivable	—	(100)
Additional paid-in-capital	71,564	—
Accumulated deficit	(350,337)	(358,397)
Total stockholders' deficit	(278,737)	(358,497)
Total liabilities and stockholders' deficit	$186,379	$128,328

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue
Services	$24,793	$27,282	$50,498	$53,662
Products	2,634	4,463	5,649	8,328
Total revenue	27,427	31,745	56,147	61,990
Costs and Expenses
Cost of services	20,324	22,690	40,078	42,367
Cost of products	2,294	4,373	6,066	7,736
General and administrative expenses	5,715	5,714	13,815	11,915
Amortization	2,211	2,457	4,583	4,920
Depreciation	2,381	2,517	4,831	4,879
Loss on extinguishment of debt	—	—	—	707
Loss (gain) on sale of long-lived assets	154	(2)	633	(11)
Gain on sale of Transferred Assets	—	—	(39,715)	—
Total costs and expenses	33,079	37,749	30,291	72,513
(Loss) income from operations	(5,652)	(6,004)	25,856	(10,523)
Interest expense	6,049	5,923	12,182	11,802
Interest income	—	3	4	7
(Loss) income before provision for income taxes	(11,701)	(11,924)	13,678	(22,318)
Provision for income taxes	1,200	171	(1,111)	342
Net (loss) income	(12,901)	(12,095)	14,789	(22,660)
Net loss attributable to noncontrolling interest	—	(10)	—	(20)
Net (loss) income attributable to Interface Security Systems Holdings, Inc.	(12,901)	(12,085)	14,789	(22,640)
Redeemable Class A Preferred stock dividend	(1,834)	(2,562)	(4,564)	(5,035)
Redeemable Class C Preferred stock dividend	(655)	(915)	(1,630)	(1,798)
Convertible and redeemable Class E Preferred stock dividend	(190)	(580)	(502)	(1,140)
Convertible and redeemable Class F Preferred stock dividend	—	(146)	(14)	(286)
Redeemable Class G Preferred stock dividend	—	(200)	(19)	(393)
Net (loss) income attributable to common stockholders	$(15,580)	$(16,488)	$8,060	$(31,292)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Shares issued	$.01 par value	Shares issued	$.01 par value	Additional paid-in- Capital	Related Party Receivables	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2013	22	$—	8	$—	$—	$(100)	$(358,397)	$(358,497)
Repayment of related party notes	—	—	—	—	—	100	—	100
Dividends accrued on preferred stock	—	—	—	—	—	—	(6,729)	(6,729)
Issuance of common stock	2,611	26	969	10	71,564	—	—	71,600
Net income	—	—	—	—	—	—	14,789	14,789
Balances at June 30, 2014	2,633	$26	977	$10	$71,564	$—	$(350,337)	$(278,737)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities
Net income (loss)	$14,789	$(22,660)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization	4,583	4,920
Depreciation	4,831	4,879
Amortization of deferred financing fees	1,092	1,133
Deferred income tax	(611)	276
(Gain) loss on sale of long-lived assets	633	(11)
Gain on sale of Transferred Assets	(39,715)	—
Loss on extinguishment of debt	—	707
Change in operating assets and liabilities
Accounts receivable	4	(3,902)
Inventories	(2,782)	912
Prepaid expenses, other assets, and notes receivable	(2,540)	(295)
Accounts payable	(3,432)	(1,426)
Accrued expenses	181	4,308
Customer deposits	(116)	433
Deferred revenue	792	1,832
Net cash used in operating activities	(22,291)	(8,894)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(3,482)	(8,601)
Capital expenditures, other	(585)	(549)
Proceeds from sale of fixed assets	100	9
Proceeds from sale of Transferred Assets	40,799	—
Change in restricted cash	(140)	—
Net cash provided by (used in) investing activities	36,692	(9,141)
Cash flows from financing activities
Payments on capital leases and other obligations	(280)	(319)
Payments on related party notes	100	—
Proceeds of issuance from common stock	71,600	—
Proceeds from debt	—	230,000
Payments on debt	—	(208,378)
Proceeds from revolving credit facility	5,500	6,000
Dividends paid	(27,281)	—
Capital stock redemptions	(5)	—
Deferred financing fees	—	(10,653)
Other, net	—	24
Net cash provided by financing activities	49,634	16,674
Net increase (decrease) in cash	64,035	(1,361)
Cash and cash equivalents
Beginning of period	361	1,574
End of period	$64,396	$213
Supplemental Disclosures
Cash paid for interest	$11,161	$3,809
Cash paid for taxes	$180	$181

Noncash items
Capital expenditures in accounts payable	$263	$737
Acquisition of inventory through financing	$167	$—
Acquisition of equipment through capital leases	$357	$—
Dividends accrued on Class A preferred stock	$(4,564)	$(5,035)
Dividends accrued on Class C preferred stock	$(1,630)	$(1,798)
Dividends accrued on Class E preferred stock	$(502)	$(1,140)
Dividends accrued on Class F preferred stock	$(14)	$(286)
Dividends accrued on Class G preferred stock	$(19)	$(393)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Interface Security Systems Holdings, Inc. (“Holdings”) is a Delaware corporation. Holdings is a technology company engaged in the sale, provisioning, installation, monitoring and maintenance of physical security, secure managed broadband, digital voice and Internet Protocol ("IP") based applications to commercial and residential customers throughout the United States. Holdings is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings' parent company, Interface Master Holdings, Inc. ("Master Holdings") on a fully diluted basis. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the "Company".  In the third quarter of 2013, Holdings acquired all of the remaining noncontrolling interest in The Greater Alarm Company, Inc. (“GAC”) and merged Westec Acquisition Corp. (“Westec”) and GAC into Interface Systems.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of June 30, 2014, and the results of operations for the three and six months ended June 30, 2014 and 2013. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information; accordingly, certain information and footnote disclosures typically included in the Company’s annual financial statements have been condensed or omitted from this report. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's registration statement on Form S-4 which was declared effective by the SEC on July 30, 2014 (the "Registration Statement"). Information presented as of December 31, 2013 is derived from audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Going Concern Assumption

During the three months ended March 31, 2014, the Company had an interest payment of $10.6 million due on July 15, 2014 related its 9¼% Senior Secured Notes due 2018 (the "Senior Secured Notes") for which insufficient funds were available to pay the interest payment when it became due, which raised substantial doubt about the ability of the Company to continue as a going concern. On May 30, 2014, Master Holdings closed a $115.0 million offering of 12.50% / 14.50% Senior Contingent Cash Pay Notes (the ‘‘Master Holdings Notes’’). Master Holdings used $71.6 million of the proceeds of the offering to purchase shares of Class A Common Stock and Class B Common Stock of Holdings. The Company intends to use the $71.6 million in proceeds to make cash interest payments on the Senior Secured Notes and for general corporate purposes, including to fund growth initiatives. Therefore, the conditions that led to the substantial doubt about the Company’s ability to continue as a going concern at March 31, 2014 no longer exist.

Operating Model and Liquidity

The Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. A majority of the Company’s revenues are generated within the Unites States and a majority of the Company’s long-lived assets are located within the United States. Management evaluates performance and allocates resources based on the Company as a whole. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, maintenance and related services that generate profitable recurring monthly revenue (RMR). For transactions in which we retain ownership of the security system, any amounts collectible up-front are deferred and amortized over the longer of the average customer life or the initial term of the contract. The Company makes a one-time

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

investment in sales and installation cost to create new customers internally and this investment is not capitalized. Certain other industry participants purchase customers through customer contract purchases, and as a result, may capitalize the full cost to purchase these customer contracts, as compared to our organic generation of new customers, were majority of our customer creation costs is expensed. The Company generates substantial operating losses as a result of having to expense the majority of its investment in subscriber RMR growth.

The Company invested direct costs of $7.3 million and $11.5 million to create new RMR of $0.1 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $15.1 million and $21.3 million to create new RMR of $0.3 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

Security technology monitoring companies are generally valued based on a multiple of the RMR associated with the customer contracts and these purchase multiples do vary based on performance metrics, scale and market conditions. Management believes that there is significant value created for the Company’s stockholders resulting from the steady growth in the Company’s RMR at historical investment levels. The Company has demonstrated year-on-year increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. As of June 30, 2014, the Company is actively billing approximately $7.4 million of RMR and has a contracted backlog of RMR contracts totaling $2.9 million of which half is expected to be installed in 2014.

Throughout the course of the Company’s history, it has been able to adjust the level of RMR growth and related investment based on the capital available. If the Company were to cease its internal growth strategy and no longer invest in creating new RMR, it would generate future positive cash flows that could be used to pay down its outstanding debt.

In January 2013, the Company closed an offering of Senior Secured Notes in an aggregate principal amount of $230.0 million, the proceeds of which were used to repay its then existing revolver balance, senior subordinated note, subordinated notes payable and the fees and expenses associated with the offering. See Note 7. In addition, the Company had $32.0 million drawn and $4.8 million available for borrowing under its revolving credit facility at June 30, 2014.

The Company used $22.3 million and $8.9 million of cash for operations for the six months ended June 30, 2014 and 2013, respectively, and had positive working capital of $61.1 million as of June 30, 2014 and negative working capital of $13.2 million (excluding assets and liabilities held for sale) as of December 31, 2013. In addition, as of June 30, 2014, the Company had $262.6 million of total indebtedness.

Other Comprehensive Income

The Company did not recognize any other comprehensive income during the three and six months ended June 30, 2014 and 2013.

2. Sale of Transferred Assets

Pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 9, 2014 (the “Closing Date”), by and among My Alarm Center, LLC, d/b/a Alarm Capital Alliance (“Buyer”), and Interface Systems, the Company sold certain residential customer contracts and related assets and liabilities used exclusively in, or necessary to conduct, the alarm system sales, installation, repair, maintenance and monitoring services of the Company’s Hawk Security Services brand (“Hawk”) in the State of Texas (the “Transferred Assets”) to the Buyer. The total purchase price for the Transferred Assets was approximately $42.8 million of which approximately $40.7 million was paid in cash to the Company and $2.1 million was deposited in an escrow account on the Closing Date. Approximately $2.1 million and $2.0 million was recorded as restricted cash on the balance sheet as of June 30, 2014 and December 31, 2013, respectively. The funds remained in escrow for six months following the Closing Date with a 30 day settlement period and served as the exclusive source of recovery for customary indemnification obligations with respect to the Company’s representations, warranties and covenants under the Asset Purchase Agreement and certain adjustments to the purchase price in the event the customer attrition rate applicable to the Transferred Assets differs from specified targets. The Company agreed to provide Buyer with certain specified transition services to allow for the efficient transition of the Transferred Assets to Buyer for six months following the Closing Date with a 30 day settlement period, unless extended by mutual agreement. This escrow balance was released and received by the Company in August 2014. The Company continues to operate in the residential alarm

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

monitoring business and the Hawk branded services were not clearly distinguishable operationally or for financial reporting purposes. The Company used a portion of the net proceeds to redeem all of the issued and outstanding shares of its Class G Preferred Stock and Class F Preferred Stock and part of its Class E Preferred Stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Senior Secured Notes. For purposes of the "Asset Sales" covenant in the indenture governing the Senior Secured Notes, a portion of the sale of the Transferred Assets constituted a "Permitted Hawk Disposition" under such indenture, and therefore did not constitute an "Asset Sale." The remainder of the sale, which generated gross proceeds of $13.2 million, did constitute an "Asset Sale" under such indenture, and the Company applied such Asset Sale proceeds as required under such indenture.

As of December 31, 2013, the Transferred Assets met the criteria for assets held for sale under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. As such, the assets and liabilities to be sold were reclassified as held for sale. Assets held for sale on the Company's balance sheet as of December 31, 2013 included accounts receivable of approximately $0.3 million, inventory of $0.3 million and property, plant and equipment of $3.6 million. Liabilities held for sale on the Company's balance sheet as of December 31, 2013 included accrued expenses of $0.1 million, customer deposits of $0.5 million, and deferred revenue of $0.8 million.

3. Inventories

Inventories consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Raw materials	$6,036	$3,452
Work-in-process	4,230	4,023
	10,266	7,475
Less: Inventory reserves	(551)	(594)
	$9,715	$6,881

4. Property and Equipment

Property and equipment consists of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Subscriber system assets	$28,212	$31,664
Equipment	4,209	4,044
Leased vehicles	1,177	1,436
Software	3,633	3,938
Furniture and fixtures	704	757
Leasehold improvements	1,107	1,177
Vehicles	220	323
	39,262	43,339
Less: Accumulated depreciation	(20,245)	(22,833)
	$19,017	$20,506

Depreciation expense was $2.4 million and $2.5 million for three months ended June 30, 2014 and 2013, respectively, and $4.8 million and $4.9 million for six months ended June 30, 2014 and 2013, respectively.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

Activity for goodwill is set forth as below (in thousands):

Balance at January 1, 2013	$40,463
Additions for current year additions	—
Accumulated impairment losses	—
Balance at December 31, 2013	$40,463
Additions for current period	—
Accumulated impairment losses	—
Balance at June 30, 2014	$40,463

Intangible assets are recorded at cost or fair value if acquired in a purchase business combination and consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Alarm monitoring contracts	$92,062	$94,179
Internally developed software	4,347	4,347
Nonsolicitation agreements	1,220	1,340
Other	5	5
	97,634	99,871

Less Accumulated amortization for:
Alarm monitoring contracts	(66,183)	(64,310)
Internally developed software	(1,965)	(1,531)
Nonsolicitation agreements	(1,218)	(1,180)
Other	(3)	(2)
	(69,369)	(67,023)
	$28,265	$32,848

Amortization of intangible assets was $2.2 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively, and $4.6 million and $4.9 million for the six months ended June 30, 2014 and 2013, respectively. Amortization of intangible assets for the following five years, as of June 30, 2014, is as follows (in thousands):

Six Months ended December 31, 2014	$5,025
2015	7,660
2016	6,333
2017	5,039
2018	2,098
2019	1,907

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses

Accrued expenses consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Payroll and benefit related accruals	$3,471	$2,629
Interest	9,983	10,015
Other	2,010	2,555
	$15,464	$15,199

7. Long-Term Debt

Long-term debt consists of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013

Senior secured notes	$230,000	$230,000
Revolving line of credit	32,000	26,500
Lease commitments and other obligations	562	318
	262,562	256,818
Less: Current portion of long-term debt	(263)	(279)
	$262,299	$256,539

In January 2013, the Company closed an offering of Senior Secured Notes for $230.0 million, the proceeds of which were used to repay the existing revolver balance, senior subordinated promissory note, subordinated notes payable and the fees and expenses associated with the offering. The Senior Secured Notes have a maturity date of January 15, 2018 and have an interest rate of 9.25% with semi-annual interest payments due on January 15th and July 15th. The Senior Secured Notes are jointly and severally guaranteed by each of the Company's future domestic restricted subsidiaries and are secured by substantially all of the Company’s and the guarantors’ existing and future tangible and intangible assets.

In connection with the issuance of the Senior Secured Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Secured Notes. The Registration Statement was filed pursuant to the Company's obligations under this registration rights agreement on July 9, 2014. The Registration Statement was declared effective on July 30, 2014 and the exchange offer is scheduled to expire on August 27, 2014, unless otherwise extended, which is prior to the required deadline in the registration rights agreement.

The Company also closed a $45.0 million revolving credit facility in January 2013, senior to the Senior Secured Notes, which allows the Company to borrow the lesser of $45.0 million and up to 5 times RMR to fund the future RMR growth and working capital requirements of the business. The revolving credit facility matures on January 15, 2018 and had $32.0 million drawn and availability of $4.8 million at June 30, 2014. The revolving credit facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the available borrowing capacity. As of June 30, 2014 and December 31, 2013, the Company had $0.1 million in letters of credit outstanding.

Borrowings under the revolving line of credit bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of June 30, 2014). The revolving credit facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross attrition rate of 13.0% at any time. The revolving credit facility is secured by a first priority perfected lien on all of the same assets that secure the Senior Secured Notes. The revolving credit facility also provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of June 30, 2014, the Company was in compliance with all of the restrictive and financial covenants.

On May 16, 2014, the Company entered into a waiver, consent and second amendment to its revolving credit facility with the lender, which (i) amended the revolving credit facility to permit, and in which the lender consented to, certain events in connection with certain reorganization transactions; (ii) amended the revolving credit facility to provide that a ‘‘change of control’’ in the indenture governing the Master Holdings Notes will constitute a ‘‘change in control’’ under the revolving credit facility; and (iii) waived any defaults in connection with the Company’s prior substantial doubt about its ability to continue as a going concern.

On May 30, 2014, the Company completed a corporate reorganization with Master Holdings in connection with the closing of a $115.0 million offering of the Master Holdings Notes. The Master Holding Notes are not guaranteed by any of Master Holdings subsidiaries, including Holdings and Interface Systems. Pursuant to the reorganization, each of SunTx Capital Partners and certain of its affiliates, Michael T. Shaw, Michael J. McLeod, Kenneth Obermeyer and certain other stockholders of Holdings exchanged all of their shares of each class of common stock of Holdings and each class of preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings with substantially similar terms as the shares of Holdings. In addition, Master Holdings used $71.6 million of the proceeds of the offering to purchase shares of Class A common stock and Class B common stock of Holdings. Holdings and Interface Systems intend to use the consideration from the sale of shares of Holdings common stock to Master Holdings to make cash interest payments on the Senior Secured Notes and for general corporate purposes, including to fund growth initiatives. Immediately following the consummation of these transactions, Master Holdings owned approximately 99% of each class of common stock of Holdings and at least 99% of each class of Holdings’ preferred stock. Subsequent to these transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns 100% of the common stock and preferred stock of Holdings.

Based upon outstanding indebtedness as of June 30, 2014, aggregate annual maturities on the total borrowings under all debt agreements as of June 30, 2014 are as follows (in thousands):

Year	Amount

2014	$—
2015	—
2016	—
2017	—
2018	262,000
$262,000

At June 30, 2014, the Senior Secured Notes traded at a range of 102.5 to 103.5 based upon available market information. The range of the estimated fair value of the Company's Senior Secured Notes was $235.8 million to $238.1 million as of June 30, 2014 and is classified with Level 2 (see Note 8) of the valuation hierarchy. The remaining portion of the Company’s debt is considered a Level 3 input supported by little or no market activity.

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Deferred charges consists of the following at June 30, 2014 and December 31, 2013 (in thousands):

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2014	December 31, 2013

Deferred financing fees	$10,921	$10,921
Accumulated amortization	(3,175)	(2,083)
	$7,746	$8,838

Amortization of deferred financing costs was $0.6 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively, which is included in interest expense in the accompanying consolidated statement of operations.

8. Fair Value of Financial Instruments

The Company has established a process for determining fair value of its financial assets and liabilities using available market information or other appropriate valuation methodologies. Fair value is based upon quoted market prices, where available. If such valuation methods are not available, fair value is based on internally or externally developed models using market-based or independently-sourced market parameters, where available. Fair value may be subsequently adjusted to ensure that those assets and liabilities are recorded at fair value. The use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value estimate as of the Company’s reporting date.

Fair value guidance establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset and liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts of cash, receivables and payables approximate fair value because of the short maturity of those instruments.

9. Income Taxes

The Company recognized income tax expense of $1.2 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and an income tax benefit of $1.1 million and expense $0.3 million for the six months ended June 30, 2014 and 2013, respectively, resulting in an effective tax rate of 10.25% and 1.44% for the three months ended June 30, 2014 and 2013, respectively, and (8.13%) and 1.50% for the six months ended June 30, 2014 and 2013, respectively.  In each period, income tax expense includes i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales.  In addition, the Company determines it estimated annual effective tax rate based on its projected operating losses for the year and applies this rate to each period in accordance with requirements for accounting for income taxes under ASC 740-270.

10. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 is comprised of the Company’s Class A, Class C and Class E preferred stock. Holdings’ amended and restated certificate of incorporation authorizes 70,000 shares of Class A preferred stock with a par value of $1.00 per share, 60,000 shares of Class C preferred stock with a par value of $1.00 per share, and 50,000 shares of Class E preferred stock with a

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

par value of $1.00 per share. In addition, each share of Class E preferred stock is convertible into one share of Class A common stock and one share of Class C preferred stock at any time at the option of the stockholder.

The Company’s Class A, Class C and Class E preferred stock each contain an optional redemption that allows the Company to redeem the preferred shares at its option, and a mandatory redemption upon a Disposition Event (as defined in Holdings’ certificate of incorporation), in each case, at their stated redemption value plus all accrued and unpaid dividends. Since SunTx and its affiliates control the appointment of the directors of Holdings through its ownership of the substantial majority of the voting power of Master Holdings, SunTx Capital Partners could require the Company to redeem the preferred shares or otherwise force a Disposition Event. As such, the Company considers the preferred stock and associated dividends to be payable at the option of the holder and not solely within the Company’s control. Accordingly, the Company’s preferred stock is recorded as redeemable and / or convertible securities (outside of permanent equity) on the accompanying consolidated balance sheets.

Class C and Class E have liquidation preference rights over Class A preferred stock. The distribution of any liquidation is set forth in Holdings’ certificate of incorporation.

In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock and Class F preferred stock and part of the Company’s Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Senior Secured Notes. A summary of the change in mezzanine equity for the six months ended June 30, 2014 is as follows (in thousands):

	Class A Preferred		Class C Preferred		Class E Preferred		Class F Preferred		Class G Preferred
	Shares Issued	$1.00 par value	Shares Issued	$1.00 par value	Shares Issued	$1.00 par value	Shares Issued	$1.00 par value	Shares Issued	$1.00 par value

Balances at December 31, 2013	39	$105,720	16	$39,524	11	$25,073	2	$4,995	2	$8,644
Dividends accrued on preferred stock	—	4,564	—	1,630	—	502	—	14	—	19
Dividends paid	—	—	—	—	—	(13,614)	—	(5,009)	—	(8,663)
Redemption of shares	—	—	—	—	(1)	—	(2)	—	(2)	—
Balances at June 30, 2014	39	$110,284	16	$41,154	10	$11,961	—	$—	—	$—

11. Stockholders’ Equity

Holdings’ amended and restated certificate of incorporation authorizes 3,000,000 shares of Class A common stock with a par value of $0.01 per share, and 1,500,000 shares of Class B common stock with a par value of $0.01 per share. See consolidated statement of changes in stockholder’s equity (deficit) for details of shares issued and outstanding. In addition, each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the stockholder.

On December 13, 2001 (date of inception), members of Company management purchased shares of Holdings’ stock at prices determined by the Board of Directors of the Company. The purchase price for such shares was paid to Holdings with an aggregate of $250,000 in recourse promissory notes payable to the Company, with the shares pledged as collateral. The outstanding balance of the promissory notes of $0.1 million December 31, 2013 is reflected as a reduction in stockholders’ equity (deficit) in the accompanying consolidated balance sheet. Subsequent to the date of inception, additional shares of Holdings’ stock were purchased with cash or issuance of additional promissory notes by certain members of management. In April 2014, all of the promissory notes issued by management were paid in full and terminated.

12. Benefit Plan

The Company sponsors a 401(k) savings plan (the “Plan”) covering substantially all employees who are at least age 21 and have completed six months of service with the Company. The Company, at its discretion, may make

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

employer contributions to the Plan. During the three and six months ended June 30, 2014 and 2013, the Company made a contribution of $0.1 million and $0.2 million, respectively, to the Plan.

13. Lease Commitments and Other Obligations

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and various vehicles with terms of one year or greater. At June 30, 2014, the future minimum rental payments required under such leases are as follows (in thousands):

Six months ended December 31, 2014	$1,726
2015	2,940
2016	2,044
2017	1,601
2018 and thereafter	3,353
$11,664

Rental expense for equipment, building rent, computer systems and vehicles for the three months ended June 30, 2014 and 2013 was $1.3 million and $1.0 million, respectively, and rental expense for the six months ended June 30, 2014 and 2013 was $2.8 million and $2.2 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At June 30, 2014, the future minimum lease payments under such leases are as follows (in thousands):

June 30, 2014

Six months ended December 31, 2014	$59
2015	210
2016	102
$371

Capital leases for equipment and vehicles had a book value of $2.2 million and $2.5 million and accumulated depreciation of $1.6 million and $2.1 million at June 30, 2014 and December 31, 2013, respectively.

The Company has entered into financing arrangements for the purchase of inventory.  The financing arrangements are non-interest bearing and range from 24 to 36 months in duration.  The total amount of these borrowings was $0.2 million and $0.2 million at June 30, 2014 and December 31, 2013, respectively.

14. Concentrations of Credit Risk and Significant Customers

The Company provides services and sells its products to a wide range of customers including commercial businesses and private residences. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management’s expectations.

Equipment purchases from a specific vendor of products totaled $4.5 million and $10.3 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the Company had an accounts payable balance of $2.0 million and $2.4 million, respectively, due to the vendor. Purchases from this vendor represented 10.3% and 10.7% of the Company’s total purchases for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. Additionally, purchases from another vendor that provides subcontract labor in the security alarm and managed services industry totaled $3.0 million and $6.0 million for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, the Company had an accounts payable balance of $0.6 million and $1.0 million, respectively, due to the vendor. Purchases from this vendor represented 6.8% and 6.2% of the Company’s total purchases for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. Although approximately 17.1% and 16.9% of the Company’s total purchases were purchased from

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

these vendors for the six months ended June 30, 2014 and the year ended December 31, 2013 respectively, the Company continues to maintain strong relationships with other vendors in the industry and has the ability to purchase the necessary equipment and services from these vendors to continue its operations, if needed.

The Company has significant concentrations of credit risk with two major customers, representing 21.0% and 7.2%, respectively, of total revenues for the six months ended June 30, 2014. The associated accounts receivable from these two customers as a percentage of the Company’s total accounts receivable, net, were 21.0% and 4.3%, respectively, as of June 30, 2014. For the six months ended June 30, 2013, the Company’s two largest customers accounted for 17.9% and 4.2%, respectively, of total revenues and represented 18.1% and 6.1%, respectively, of the Company’s total accounts receivable, net, as of June 30, 2013.

15. Noncontrolling Interest

In November 2004, Holdings acquired 80% of the voting common stock of GAC. As of December 31, 2012, and as a result of subsequent stock purchases and additional capital contributions since 2004, Holdings owned approximately 99% of the voting common stock of GAC. In the third quarter of 2013, Holdings acquired all of the remaining noncontrolling interest in GAC for $0.1 million. The noncontrolling interest’s share of GAC’s net loss was $0.01 million and $0.02 million for the three and six months ended June 30, 2013, respectively, in the consolidated statement of operations.

16. Related Party

In April 2010, the Company entered into a Management Services Agreement (the "Management Agreement") with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company pays SunTx Management, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction (the "Equity Fee"). The total enterprise value is determined by the board of directors of Interface Systems. Fees paid to SunTx Management were $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively.

In March 2014, the Company entered into a Settlement and Advance agreement with a former employee of the Company and shareholder of Master Holdings.  The agreement releases all current and future claims against the Company in return for a non-interest bearing loan of $500,000 to the former employee and shareholder.  The loan is secured by a promissory note and a pledge agreement securing 50% of the 2,074.02 shares of Master Holdings' common stock (representing 7.0% of the total outstanding common stock) owned by the former employee and shareholder.

17. Contingencies

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would materially adversely affect the Company's business, financial position, results of operations or liquidity.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

19. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing noting the following event which requires disclosure.

In connection with the issuance of the Senior Secured Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Secured Notes. Under that agreement, the Company agreed to use commercially reasonable efforts to cause a registration statement related to the exchange of the Senior Secured Notes to become effective under the Securities Act on or prior to the 545th day after January 18, 2013 (the "Effectiveness Date") and to consummate the exchange offer within 30 business days from the Effectiveness Date. Pursuant to the terms of the registration rights agreement, we filed a Registration Statement on July 9, 2014. On July 30, 2014, the Company's Registration Statement was declared effective by the SEC.

Pursuant to the Asset Purchase Agreement, approximately $2.1 million that was deposited in an escrow account was released on August 7, 2014.

20. Condensed Consolidating Financial Information

In January 2013, Holdings and Interface Systems, as co-issuers, issued $230.0 million aggregate principal amount of Senior Secured Notes (see Note 7). Pursuant to the indenture governing the Senior Secured Notes, such notes are fully and unconditionally and jointly and severally guaranteed by each of the Company's future domestic restricted subsidiaries and are secured by substantially all of the Company's and the guarantors' existing and future tangible and intangible assets. Separate condensed consolidating information is not included because Interface Systems is a wholly-owned subsidiary and co-issuer of the Senior Secured Notes and Holdings that has insignificant independent assets or operations. There are no significant restrictions on the ability of Holdings to obtain funds from its subsidiary. Based on these facts, and in accordance with Securities and Exchange Commission Regulation S-X Rule 3-10, "Financial statements of guarantors and issuers of guaranteed securities registered or being registered," the Company is not required to provide condensed consolidating financial information for its subsidiary. All consolidated amounts in the Company's financial statements are representative of its subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Interface Security Systems Holdings, Inc. (“Holdings”) is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings' parent company, Interface Master Holdings, Inc. ("Master Holdings"), on a fully diluted basis. We own 100% of the outstanding membership interests of our principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”).  In the third quarter of 2013, we acquired all of the remaining noncontrolling interest in The Greater Alarm Company, Inc. (“GAC”) and we merged Westec Acquisition Corp. (“Westec”) and GAC into Interface Systems. Collectively, Holdings and Interface Systems are referred to herein as the “Company,” “we,” “our," or “us”.

Overview

We are a leading national provider of physical security and secured managed network services to primarily large, commercial multi-site customers and believe that we provide the most comprehensive Internet protocol (“IP”) technology‑enabled managed security solution in the market. Our physical security solutions include alarm / event monitoring, interactive video surveillance, managed access control and fire / life safety systems. Our secured network services include secure managed broadband (“SMB”), payment card industry (“PCI”) compliance, managed digital voice and other ancillary services. Our comprehensive service offering is designed to meet the needs of commercial enterprises that require a universal and secure IP security platform capable of servicing all of their locations. We combine a complete suite of customized physical and network security services into a fully‑integrated bundle, enabling our customers to consolidate services from multiple vendors into a single service provider, significantly enhancing the quality and breadth of their security and reducing their costs.

Our physical security platform is delivered utilizing state-of-the-art IP technology, which enables our alarm / event monitoring to be faster, more reliable and less expensive than digital dialer systems. In addition, our experienced engineering team is able to program the routers on these IP systems to optimize our alarm monitoring and interactive video surveillance services by proactively managing bandwidth in our customers’ networks to insure continuity of all critical business systems. Our proprietary video surveillance technology allows for remote event‑based monitoring from our central command center (“C3”) where highly trained specialists can monitor real-time events taking place at a customer premise through both live video and audio and take appropriate action. We believe our proprietary video surveillance technology provides the most cost efficient system in the market allowing operators to simultaneously monitor events at multiple customer locations. The unique features of this system include video verification, rapid response, video escorts and snapshot audits. These services, along with our other ancillary IP security applications, are custom‑configured through a private, secured network to meet the requirements of our customer’s existing software system and infrastructure. We are able to continuously monitor the health of each customer’s network remotely through our Security Operations Center (“SOC”) / Network Operations Center (“NOC”).

We supply and install all of the required hardware and software equipment for our bundled service offering, which enables us to enter into long term (on average four years or more) contracts with our customers. We have also taken the quality of service and level of urgency that is critical to the life safety / emergency response sector and applied it to monitoring SMB. As a result, we believe we provide the highest quality of customer service in the secured network service space.

Our diverse customer base includes large multi-site commercial enterprises in the luxury retail, dining, quick-service restaurant (“QSR”) and hospitality vertical sectors, including Dollar General, Subway, Family Dollar, Michaels Stores, McDonald’s, Sterling Jewelers, Zales, Tumi, Panda Express, Sunoco and Edward Jones. As of June 30, 2014, our top ten customers accounted for 46.4% of our total recurring monthly revenue (“RMR”) with an average length of relationship of seven years. As of June 30, 2014, we serviced 75,748 total customer sites across our customer base through our 16 regional service centers and employee field technicians in most of the largest markets in the U.S. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long term contracts make our customer relationships stable and “sticky.” In addition, we have established a sales and installation infrastructure capable of managing large‑scale national deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have mutually‑beneficial channel partnership agreements in place with companies such as Cisco and Verizon Wireless to expand our national sales footprint at minimal incremental cost. As a result of our infrastructure, partnerships and focus on large, commercial multi-site customers, our costs to create customers are lower than the industry average and we achieve higher than industry average revenue per user ("ARPU"). We have demonstrated the ability to manage large‑scale deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011 (“Dollar General Deployment”).

Recent Events
Revolving Credit Facility

On May 16, 2014, we entered into a waiver, consent and second amendment to our $45.0 million revolving credit facility (the "Revolving Credit Facility") with the lender, which (i) amended the Revolving Credit Facility to permit, and in which the lender consented to, certain events in connection with certain reorganization transactions; (ii) amended the Revolving Credit Facility to provide that a ''change of control'' in the indenture governing the notes to be issued pursuant to an offering of 12.50% / 14.50% Senior Contingent Cash Pay Notes due 2018 by Master Holdings (the "Master Holdings Notes") will constitute a ''change in control'' under the Revolving Credit Facility; and (iii) waived any defaults in connection with our prior going concern qualification.

Corporate Reorganization

On May 30, 2014, we completed a corporate reorganization with Master Holdings in connection with the closing of a $115.0 million offering of the Master Holdings Notes. The Master Holdings Notes are not guaranteed by any of Master Holdings' subsidiaries, including Holdings and Interface Systems. Master Holdings' subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make any funds available to Master Holdings, whether by dividend, distribution, loan or other payments.

Pursuant to the reorganization, each of SunTx Capital Partners and certain of its affiliates, Michael T. Shaw, Michael J. McLeod, Kenneth Obermeyer and certain other stockholders of Holdings exchanged all of their shares of each class of common stock of Holdings and each class of preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings with substantially similar terms as the shares of Holdings. In addition, Master Holdings used $71.6 million of the proceeds of the offering to purchase shares of Class A common stock and Class B common stock of Holdings. Holdings and Interface Systems intend to use the consideration from the sale of shares of Holdings common stock to Master Holdings to make cash interest payments on the Senior Secured Notes and for general corporate purposes, including to fund growth initiatives. Immediately following the consummation of these transactions, Master Holdings owned approximately 99% of each class of common stock of Holdings and at least 99% of each class of Holdings' preferred stock. Subsequent to these transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns 100% of the common stock and preferred stock of Holdings.

Registration Rights Agreement

In connection with the issuance of the Senior Secured Notes, we entered into a registration rights agreement with the initial purchasers of the Senior Secured Notes. A registration statement on Form S-4 was filed pursuant to our obligations under this registration rights agreement on July 9, 2014 (the "Registration Statement"). The Registration Statement was declared effective on July 30, 2014 and the exchange offer is scheduled to expire on August 27, 2014, unless otherwise extended, which is prior to the required deadline in the registration rights agreement.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. Our operations comprise a single business segment. For the three and six months ended June 30, 2014, approximately 80.6% and 79.8%, respectively, of our revenue is derived from customers who sign long-term monitoring and maintenance contracts. These long-term contracts, typically between 36 and 60 months in duration, provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services being provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through up-front fees for the installation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales costs and related general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial multi-site customers, we believe we have a lower than industry average creation cost to acquire a new customer (“creation cost”), which in turn provides high margin RMR and higher than industry ARPU generated from our monitoring and managed services.

We market our services through direct sales channels and in partnerships with select vertical marketing organizations. We are working to establish additional channel partnerships with these vertical marketing organizations that we believe will generate new business in 2014 and beyond. We primarily focus on industry verticals where there is a significant base of national accounts with multi-site operations, both company operated and franchised. Our focus on large, established national customers helps reduce our exposure to attrition as a result of locations closing, or customers going out of business.

Our operating results are impacted by the following key factors: RMR, number of customer additions, creation costs, ARPU, average net attrition rate, the costs to monitor and service our customers, the level of general and administrative expenses and the availability and cost of capital required to generate new customers. Average net attrition rate has a direct impact on the number of customers who we monitor and service and on our financial results, including revenue, operating income and cash flows. A portion of the customer base can be expected to cancel its service every year. We focus our investment decisions on generating new customers and servicing our existing customers in the most cost-effective manner, while maintaining a high level of customer service to minimize attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the customer relationship. Average net attrition rate is defined as the aggregate amount of canceled or reduced RMR during a period divided by the average total RMR during the measurement period. Customers are considered canceled when they terminate in accordance with the terms of their contract or are terminated by us. Certain customer re-signs and relocations are excluded from the attrition calculation. If a customer relocates and continues its service, we consider this as a cancellation but do not include such cancellation in our average net attrition rate calculation. Further, if a customer discontinues its service at a site and a new customer enters into a contract for service at the same site, we refer to this as a re-sign. We consider re-signs as cancellations, but do not include them in our average net attrition rate calculation.

Our ability to increase customers and customer revenue depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment and the level of product and price competition from other companies in the markets we serve. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering bundled services similar to ours.

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We will need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market and cross‑selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of June 30, 2014, approximately 36.8% of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $97.55 as of June 30, 2014 from $81.12 at December 31, 2013, an increase of 20.3%, primarily due to the sale of the Transferred Assets.

We focus on managing the costs associated with monitoring and service without jeopardizing our service quality. We believe our ability to retain customers over the long-term relies on our ability to maintain our consistent superior service levels.

The table below presents our RMR and average net attrition data for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Beginning RMR	$7,440,556	$8,049,926	$8,411,787	$7,814,849
New and Acquired RMR	143,365	366,761	330,511	801,420
Sold RMR	—	—	(918,387)	—
Canceled RMR	(194,993)	(210,145)	(434,983)	(409,727)
Ending RMR	$7,388,928	$8,206,542	$7,388,928	$8,206,542

End of period total customer sites	75,748	105,526	75,748	105,526
Average net attrition rate	9.8%	9.0%	11.0%	8.9%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. Ending RMR for the six months ended June 30, 2014 was $7.4 million compared to $8.2 million for the same period ended June 30, 2013. We sold $0.9 million of RMR in January 2014 related to the Transferred Assets. New and acquired RMR added was $0.3 million and canceled RMR was $0.4 million for the six months ended June 30, 2014 as compared to $0.8 million of new and acquired RMR and $0.4 million of canceled RMR for the six months ended June 30, 2013. The direct cost associated with creating new RMR are fixed costs that include sales engineering, marketing, sales overhead and operational overhead. The creation cost of new RMR in 2014 is higher than in 2013 due to the allocation of fixed direct cost over lower new RMR during the period.

The decrease in organic RMR growth reflects lower Contracted Backlog as of December 31, 2013 and a decrease in installation services and product installations due to lower sales activity during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady, significant flow of new RMR in 2014 and beyond. In April 2014, we converted approximately $2.4 million of our sales pipeline to Contracted Backlog. As of June 30, 2014, our Contracted Backlog was $2.9 million with over half of the Contracted Backlog to be installed in 2014.

How We Generate Revenue

Our primary source of revenue is recurring services revenue, generated through monitoring, maintenance and installation services provided to our customers in accordance with their customer contracts. Monitoring services for our customers are billed in advance, primarily monthly, pursuant to the terms of customer contracts. Revenue is recognized ratably over the contract term. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized in the period that these services are provided. Installation revenue represents upfront one-time charges billed to customers at the time of installation. Revenue on installation contracts is recognized upon completion and delivery of the installation in transactions where equipment is sold. For transactions in which we retain ownership of the security system, any amounts collectible up-front are deferred and amortized over the longer of the average customer life or the initial term of the contract. Service and maintenance revenue represents our service and other revenue associated with selling customers additional equipment, and for maintenance and repair. Service revenue is billed, and the associated revenue recognized, when the services are performed. Maintenance revenue is billed and revenue is recognized ratably over the contract term. The remainder of our revenue is generated through products revenue and other services.

Costs and Expenses

Cost of Services and Products. Cost of services and products represent the cost of providing services and products to our customers. Cost of services includes costs associated with installation, service calls for customers who have maintenance contracts, costs of monitoring, central station expense, selling and marketing expense and the maintenance / repair of existing systems. Cost of products includes direct materials utilized in the installation of new systems along with wire, disposable stock and costs to deliver products.

General and administrative expenses. General and administrative expenses consist of accounting and finance, legal, collections, human resources, executive management, telephone, insurance, executive travel and other expenses related to the corporate administration of the Company. It also captures administrative labor, telecommunications, insurance and real estate lease expenses related to our regional service centers throughout the United States.

Amortization. Amortization expenses consist of amortization from intangible assets primarily related to acquired alarm monitoring contracts.

Depreciation. Depreciation expenses consist of depreciation from property and equipment and equipment leased under capital leases.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, accounts receivable and allowances, goodwill and indefinite-lived intangible assets, long-lived assets and intangible assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended June 30, 2014, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies. Critical accounting policies are detailed in the Company's Registration Statement.

Results of Operations

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended June 30,		Percent Change
	2014	2013

Revenue
Services	$24,793	$27,282	(9.1)%
Products	2,634	4,463	(41.0)%
Total revenue	27,427	31,745	(13.6)%

Cost and Expenses
Cost of services	20,324	22,690	(10.4)%
Cost of products	2,294	4,373	(47.5)%
General and administrative expenses	5,715	5,714	*
Amortization	2,211	2,457	(10.0)%
Depreciation	2,381	2,517	(5.4)%
Loss (gain) on sale of long-lived assets	154	(2)	*
Total costs and expenses	33,079	37,749	(12.4)%
Loss from operations	(5,652)	(6,004)	(5.9)%
Interest expense	6,049	5,923	2.1%
Interest income	—	3	*
Loss before provision for income taxes	(11,701)	(11,924)	(1.9)%
Provision for income taxes	1,200	171	*
Net loss	(12,901)	(12,095)	6.7%
Net loss attributable to noncontrolling interest	—	(10)	*
Net loss attributable to Interface Security Systems Holdings, Inc.	(12,901)	(12,085)	6.8%
Redeemable Class A Preferred stock dividend	(1,834)	(2,562)	(28.4)%
Redeemable Class C Preferred stock dividend	(655)	(915)	(28.4)%
Convertible and redeemable Class E Preferred stock dividend	(190)	(580)	(67.2)%
Convertible and redeemable Class F Preferred stock dividend	—	(146)	*
Redeemable Class G Preferred stock dividend	—	(200)	*
Net loss attributable to common stockholders	$(15,580)	$(16,488)	(5.5)%
________________________
*Not meaningful

Revenue

Total revenue decreased $4.3 million, or 13.6%, to $27.4 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.

Services revenue decreased $2.5 million, or 9.1%, to $24.8 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.  The decrease was due primarily to a $2.8 million decline attributable to the Transferred Assets and a decrease of $0.8 million in installation services and recognized deferred revenue offset by an increase of approximately $1.1 million of services revenue from RMR growth during 2013.

Products revenue decreased $1.8 million, or 41.0%, to $2.6 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013 due primarily to a $1.9 million decrease in product installations related to a decline in installation sales during three months ended June 30, 2014 as well as a decrease of $0.3 million related to the Transferred Assets.

Cost and Expenses

Total cost and expenses decreased $4.7 million, or 12.4%, to $33.1 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.

Cost of services decreased $2.4 million, or 10.4%, to $20.3 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.  The decrease in costs of services is due to a $1.6 million decline related to the Transferred Assets, lower RMR associated with SMB services resulting in $0.1 million of lower service operating costs and a reduction of $1.5 million in service and installation wages and commissions due to less RMR and installation products installed for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was partially offset by a $0.8 million increase in service materials related to maintenance agreements.

Cost of products decreased $2.1 million, or 47.5%, to $2.3 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013. The decrease in cost of products is related to a decrease in installation materials cost of $1.4 million as a result of a lower product sales, $0.6 million less of service materials costs related to time and material contracts and $0.1 million related to the Transferred Assets during the three months ended June 30, 2014.

General and administrative expenses remained flat at $5.7 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013. Transferred Assets resulted in a decrease of approximately $0.3 million offset by a $0.1 million increase in professional services and a $0.1 million increase in computer system expense.

Amortization expense decreased $0.2 million, or 10.0%, to $2.2 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.  The decrease was primarily due to the end of life of acquired alarm monitoring accounts as of June 30, 2014.

Depreciation expense decreased $0.1 million, or 5.4%, to $2.4 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013. The decrease was due primarily to the sale of the Transferred Assets in January 2004.

Interest Expense

Interest expense increased $0.1 million, or 2.1%, to $6.0 million for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013. The increase was due primarily to the additional debt borrowed during the six months ended June 30, 2013 under our Revolving Credit Facility to fund growth.

Provision for Income Taxes

Provision for income taxes increased $1.0 million to $1.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  The increase was due primarily to the impact of the gain on sale of the Transferred Assets has on the projected annual loss for 2014.  The effective tax rate increased from 1.53% at December 31, 2013 to 10.25% at June 30, 2014.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss increased $0.8 million, or 6.7%, to $12.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2014 primarily as a result of the factors described above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30,		Percent Change
	2014	2013

Revenue
Services	$50,498	$53,662	(5.9)%
Products	5,649	8,328	(32.2)%
Total revenue	56,147	61,990	(9.4)%

Cost and Expenses
Cost of services	40,078	42,367	(5.4)%
Cost of products	6,066	7,736	(21.6)%
General and administrative expenses	13,815	11,915	15.9%
Amortization	4,583	4,920	(6.8)%
Depreciation	4,831	4,879	(1.0)%
Loss on extinguishment of debt	—	707	*
Loss (gain) on sale of long-lived assets	633	(11)	*
Gain on sale of Transferred Assets	(39,715)	—	*
Total costs and expenses	30,291	72,513	(58.2)%
Income (loss) from operations	25,856	(10,523)	*
Interest expense	12,182	11,802	3.2%
Interest income	4	7	(42.9)%
Income (loss) before provision for income taxes	13,678	(22,318)	*
Provision for income taxes	(1,111)	342	*
Net income (loss)	14,789	(22,660)	*
Net loss attributable to noncontrolling interest	—	(20)	*
Net income (loss) attributable to Interface Security Systems Holdings, Inc.	14,789	(22,640)	*
Redeemable Class A Preferred stock dividend	(4,564)	(5,035)	(9.4)%
Redeemable Class C Preferred stock dividend	(1,630)	(1,798)	(9.3)%
Convertible and redeemable Class E Preferred stock dividend	(502)	(1,140)	(56.0)%
Convertible and redeemable Class F Preferred stock dividend	(14)	(286)	(95.1)%
Redeemable Class G Preferred stock dividend	(19)	(393)	(95.2)%
Net income (loss) attributable to common stockholders	$8,060	$(31,292)	*
________________________
*Not meaningful

Revenue

Total revenue decreased $5.8 million, or 9.4%, to $56.1 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.

Services revenue decreased $3.2 million, or 5.9%, to $50.5 for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.  The decrease was due primarily to a $5.3 million decline attributable to the Transferred Assets and a decrease of $1.5 million in installation services offset by an increase of approximately $4.3 million of services revenue from RMR growth during 2013.

Products revenue decreased $2.7 million, or 32.2%, to $5.6 for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 due primarily to a $0.5 million decrease in product installations from the sale of Transferred Assets and a decrease in service product revenue of $2.2 million.

Cost and Expenses

Total cost and expenses decreased $42.2 million, or 58.2%, to $30.3 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.

Cost of services decreased $2.3 million, or 5.4%, to $40.1 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.  The decrease in costs of services is due to a $3.2 million decrease in costs associated with the sale of the Transferred Assets partially offset by a $0.8 million increase in service materials related to maintenance agreements.

Cost of products decreased $1.7 million, or 21.6%, to $6.1 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. The decrease in cost of products is related to a decrease in product materials attributable to the Transferred Assets of approximately $0.2 million, a decrease in installation materials cost of $1.2 million as a result of lower product sales during the period and $0.3 million less service materials costs related to time and material contracts during the six months ended June 30, 2014.

General and administrative expenses increased $1.9 million, or 15.9%, to $13.8 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. The increase for the six months ended June 30, 2014 was due primarily to $1.9 million of transaction costs related to the Transferred Assets and registering the Senior Secured Notes. The Company also realized a decrease in expenses of $0.5 million related to the Transferred Assets offset by an increase in legal and professional fees of $0.2 million.

Amortization expense decreased $0.3 million, or 6.8%, to $4.6 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.  The decrease was primarily due to the end of life of acquired alarm monitoring accounts as of June 30, 2014.

Depreciation expense remained relatively flat at $4.8 million for the six months ended June 30, 2014 and $4.9 million for the six months ended June 30, 2013.

Interest Expense

Interest expense increased $0.4 million, or 3.2%, to $12.2 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. The increase was due primarily to the additional debt borrowed under our Revolving Credit Facility (as defined below) to fund growth during the six months ended June 30, 2014 compared to 2013.

Provision for Income Taxes

Provision for income taxes decreased $1.5 million to a net tax benefit of $1.1 million for the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.  The decrease was due primarily to the impact of the gain on sale of the Transferred Assets has on the projected annual loss for 2014.  The effective tax rate fell from 1.53% at December 31, 2013 to (8.13)% at June 30, 2014.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Income (Loss)

Net loss increased $37.4 million to net income of $14.8 million for the six months ended June 30, 2014 as compared from a net loss of $22.7 million for the six months ended June 30, 2013. The increase is primarily related to the $39.7 million gain on the sale of the Transferred Assets and the other factors described above.

Non-GAAP Financial Measures

We use certain financial measures, including EBITDA and Adjusted EBITDA, as supplemental measures of our operating performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. These measures are used in the internal management of our business, along with the most directly comparable GAAP financial measures, in evaluating our operating performance. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in our Revolving Credit Facility and the indenture governing the Senior Secured Notes.

EBITDA represents net income (loss) attributable to Interface Security Systems Holdings, Inc. before interest expense, interest income, income taxes, depreciation, amortization and net loss attributable to noncontrolling interest. Adjusted EBITDA represents EBITDA as further adjusted for gain or loss of sale of long-lived assets, gain on sale of Transferred Assets, loss on extinguishment of debt, sales and installation costs, net of sales and installation revenue, related to organic RMR growth, plus 50% of non-capitalized corporate and service center administrative costs related to organic RMR growth, less capitalized subscriber system assets. Our calculation of Adjusted EBITDA does not include any adjustments for expenses related to the sale of the Transferred Assets, the merger of The Greater Alarm Company, Inc. and Westec Acquisition Corp. into Interface Security Systems, L.L.C. in September 2013, financing of the Revolving Credit Facility or costs of preparing for the initial registration of the Senior Secured Notes. These expenses for the three months ended June 30, 2014 and 2013 were $0.3 million and $0.1 million, respectively, and $2.2 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively.

Our measurement of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies and are not measures of performance calculated in accordance with GAAP. We have included information concerning EBITDA and Adjusted EBITDA because we believe that such information is used by certain investors as supplemental measures of a company’s historical ability to service debt. We believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA and Adjusted EBITDA when reporting their results. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of, our operating results or cash flows as reported under GAAP. Some of these limitations are:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•
although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows; and

•	other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only for supplemental purposes. Please see our consolidated financial statements contained elsewhere in this report.

The following table sets forth a reconciliation of net income (loss) attributable to Interface Security Systems Holdings, Inc. to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss) attributable to Interface Security Systems Holdings, Inc.	$(12,901)	$(12,085)	$14,789	$(22,640)
Net loss attributable to noncontrolling interest	—	(10)	—	(20)
Provision for income taxes	1,200	171	(1,111)	342
Interest expense	6,049	5,923	12,182	11,802
Interest income	—	(3)	(4)	(7)
Depreciation	2,381	2,517	4,831	4,879
Amortization	2,211	2,457	4,583	4,920
EBITDA	(1,060)	(1,030)	35,270	(724)
(Gain) loss on sale of long-lived assets	154	(2)	633	(11)
Gain on sale of Transferred Assets	—	—	(39,715)	—
Loss on extinguishment of debt	—	—	—	707
Sales and installation expense (a)	11,016	17,849	23,223	34,466
50% of overhead expenses (b)	2,816	2,795	6,804	5,833
Capitalized expenditures, subscriber system assets (c)	(1,452)	(4,096)	(3,134)	(8,601)
Sales and installation revenue (d)	(3,709)	(6,395)	(8,111)	(13,140)
Adjusted EBITDA	$7,765	$9,121	$14,970	$18,530

(a)
Reflects sales and installation costs related to organic RMR growth. Certain other industry participants purchase customers through customer contract purchases, and as a result, may capitalize the full cost to purchase these customer contracts, as compared to our organic generation of new customers, were majority of our customer creation costs is expensed.

(b)   Reflects 50% of the corporate and service center administrative costs related to organic RMR growth and is not capitalized.  Corporate and service center administrative cost includes expenses and the related overhead to support the RMR and installation growth.  Other industry participants customarily allocate 50% of their overhead cost to RMR and sales growth.
(c)   Reflects sales and installation cost related to organic RMR growth, including those costs associated with accounts payable that are capitalized as subscriber systems assets.  Since the full amount of sales and installation expense is added as an adjustment in (a) above, the capitalized portion of the sales and installation cost is deducted from the Adjusted EBITDA calculation.
(d)   Reflects revenue received for the installation of subscriber systems related to organic RMR growth to match certain costs incurred in connection with the installations as described in (a) above.

Adjusted EBITDA decreased $1.4 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The decrease was driven by lost service margins of $1.3 million from the Transferred Assets. Adjusted EBITDA decreased $3.6 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was driven by an increase in general and administrative expense of $1.9 million related to an increase in costs incurred in connection with the sale of the Transferred Assets and the costs associated with preparing for the initial registration of the Senior Secured Notes. The lost services margins from the Transferred Assets contributed to a $2.1 million decrease in Adjusted EBITDA compared to the six months ended June 30, 2013 offset by increased margins from new RMR created during 2013.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary source of liquidity is our cash on hand and the Revolving Credit Facility. As of June 30, 2014, we had cash on hand of $64.4 million and $4.8 million of available borrowing capacity under our Revolving Credit Facility. We had working capital of $61.1 million as of June 30, 2014 and negative working capital of $13.2 million (excluding assets and liabilities held for sale) as of December 31, 2013 and used $22.3 million and $8.9 million of cash to fund our operations for the six months ended June 30, 2014 and 2013, respectively. If we were to cease our internal growth strategy and no longer invest in creating new RMR, we believe we would generate future positive cash flows that could be used to provide the Company with sufficient liquidity to start to pay down our outstanding debt.

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(22,291)	$(8,894)
Net cash provided by (used in) investing activities	36,692	(9,141)
Net cash provided by financing activities	49,634	16,674

Cash Flows from Operating Activities

Net cash used in operating activities increased by $13.4 million from $8.9 million for the six months ended June 30, 2013 to $22.3 million for the six months ended June 30, 2014.

This use of cash was primarily due to an increase in inventory of $2.6 million and prepaid services of $1.3 million associated with future RMR growth. The timing of payments for accounts payable and accrued expenses and an increase in net loss (excluding the gain on sale of Transferred Assets) of approximately $2.3 million.

Cash Flows from Investing Activities

Our investing activities mainly consist of capital expenditures for subscriber system assets. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

Net cash from investing activities increased $45.8 million from $9.1 million of net cash used in investing activities for the six months ended June 30, 2013 to $36.7 million of net cash provided by investing activities for the six months ended June 30, 2014. The increase is primarily related to proceeds of approximately $40.7 million for the sale of the Transferred Assets, net of change in restricted cash, and a decrease of $5.1 million in subscriber system assets as a result of lower RMR during the period.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of upfront costs associated with generating new customers that are not covered through our operating cash flows and acquisitions.

During the six months ended June 30, 2014, our net cash provided by financing activities was $49.6 million compared to $16.7 million of cash provided by financing activities during the six months ended June 30, 2013.
The increase is primarily related to the $71.6 million of cash received during the six months ended June 30, 2014 from Master Holdings as consideration for its purchase of shares of common stock of Holdings. We also redeemed all of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of its Class E Preferred Stock and paid a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Senior Secured Notes. This was offset by $5.5 million in draws on our Revolving Credit Facility to fund new RMR installations and working capital needs. Net cash provided by financing activities for the six months ended June 30, 2013 reflect the issuance of $230.0 million of Senior Secured Notes that were used to repay outstanding debt and fees.

Current Indebtedness

Senior Secured Notes. On January 18, 2013, Holdings and Interface Systems issued $230.0 million aggregate principal amount of the Senior Secured Notes the proceeds of which were used to repay our then-existing indebtedness, which consisted of our prior revolving credit facility, our prior senior subordinated debt and the subordinated promissory note, for general corporate purposes and to pay related fees and expenses. The Senior Secured Notes are secured by second priority liens on substantially all of our and any guarantor’s assets, subject to certain exceptions. The obligations under the Senior Secured Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our future domestic restricted subsidiaries. The Senior Secured Notes bear interest at a fixed rate of 9¼% per annum with interest payable semi-annually on July 15 and January 15 of each year, and mature on January 15, 2018. The Senior Secured Notes do not require us to make mandatory redemption or sinking fund payments; however, under certain circumstances related to a change of control or assets sales, we may be required to offer to purchase the Senior Secured Notes.

Revolving Credit Facility. Interface Systems, as borrower, and Holdings, as guarantor, entered into the $45.0 million Revolving Credit Facility on January 18, 2013, as amended on September 30, 2013 and May 16, 2014. The Revolving Credit Facility has an available borrowing capacity equal to the lesser of $45.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of June 30, 2014 and December 31, 2013, we had $0.1 million and $0.1 million in letters of credit outstanding.
Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of June 30, 2014).

The Revolving Credit Facility is subject to certain customary fees and expenses of the lenders and agents.

The Revolving Credit Facility provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default.

The Revolving Credit Facility is secured by a first priority perfected lien on all of the same assets that secure our Senior Secured Notes.

On June 30, 2014, our available borrowing capacity was $36.9 million, of which $32.0 million was drawn and $4.8 million was available for borrowing. We expect that new RMR growth during 2014 will provide additional borrowing capacity availability under the Revolving Credit Facility.

Restrictive Covenants. The indenture governing the Senior Secured Notes and the credit agreement governing our Revolving Credit Facility contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our and any restricted subsidiaries' ability to (subject to certain exceptions):

•	transfer or sell assets or use asset sale proceeds;

•	incur or guarantee additional debt or issue redeemable or preferred equity securities;

•	pay dividends, redeem equity or subordinated debt or make other restricted payments;

•	make certain investments;

•	create or incur liens on assets;

•	incur or permit dividend or other payment restrictions affecting any restricted subsidiaries;

•	enter into transactions with affiliates;

•	merge, consolidate or transfer all or substantially all assets; and

•	engage in a business other than a business that is the same or similar to our current business and reasonably related businesses.

In addition, the credit agreement governing the Revolving Credit Facility contains financial covenants including a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, a covenant to maintain a minimum fixed charge coverage of at least 1.25 to 1.0 and a covenant not to exceed 13.0% gross attrition at any time.

As of June 30, 2014, we were in compliance with the applicable restrictive covenants under our debt agreements, and we expect to remain in compliance for at least the next twelve months.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our consolidated financial statements and footnote disclosures.

Off-Balance Sheet Arrangements

Other than off-balance sheet arrangements in connection with operating leases, we had no off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

Since March 31, 2014, there have been no material changes to our contractual obligations as discussed in the Registration Statement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of June 30, 2014). As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility as of June 30, 2014 would result in an increase of approximately $3.2 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Item 4.    Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-

benefit relationship of possible controls and procedures.

There was no change in our internal control over financial reporting during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not involved in any material current or pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Registration Statement.

Item 1A. Risk Factors.

Management does not believe that there have been any material changes in our risk factors from those previously disclosed in our Form S-4 Registration Statement effective July 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 30, 2014, Master Holdings purchased 2,611,162.83 shares of Class A Voting Common Stock and 968,837.17 shares of Class B Non-Voting Common Stock of Holdings for $71.6 million in cash. The offer and sale of Holdings’ common stock was made in reliance on the private placement exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The offer and sale of Holdings’ common stock was conducted without general solicitation or general advertising, the purchaser represented that it was an “accredited investor” as defined in Rule 501 of Regulation D, and the purchaser represented that the common stock was acquired for its own account and not with a view to resale or distribution. The common stock issued to the purchaser also contained appropriate restricted stock legends.
Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

3.2	By-Laws of Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, filed with the Securities and Exchange Commission on August 19, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

Date: August 19, 2014

By: /s/ Kenneth Obermeyer
Kenneth Obermeyer
Chief Financial Officer

Date: August 19, 2014

Exhibit Index

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation of Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 3.1 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

3.2	By-Laws of Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 3.2 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, filed with the Securities and Exchange Commission on August 19, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.