Form 10-Q
period 2014-09-30
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2014-11-14
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐
 Non-accelerated filer ☒ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2014, Interface Security Systems Holdings, Inc. (“Holdings”) had 2,632,839.70 shares of class A voting common stock, $0.01 par value, outstanding and 976,880.09 shares of class B non-voting common stock, $0.01 par value, outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS

	September 30, 2014	December 31, 2013

Assets
Current assets
Cash and cash equivalents	$43,682	$361
Restricted cash	—	2,000
Accounts receivable, less allowance for doubtful accounts of $902 and $955	12,926	10,504
Inventories	13,114	6,881
Prepaid expenses, notes receivable and other assets	8,448	1,694
Assets held for sale	—	4,233
Total current assets	78,170	25,673
Property and equipment, net	21,685	20,506
Intangible assets, net	26,121	32,848
Goodwill	40,463	40,463
Deferred charges	7,200	8,838
Total assets	$173,639	$128,328

Liabilities and Stockholders' Deficit
Current liabilities
Current portion of capital leases and other obligations	$730	$279
Accounts payable	12,462	13,625
Accrued expenses	12,103	15,199
Customer deposits	2,561	2,431
Deferred revenue	3,410	3,084
Liabilities held for sale	—	1,355
Total current liabilities	31,266	35,973
Long-term deferred revenue	2,834	2,863
Deferred tax liability	7,516	7,494
Capital leases and other obligations	848	39
Long-term debt	262,000	256,500
Total liabilities	304,464	302,869
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at September 30, 2014 and December 31, 2013	110,284	105,720
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at September 30, 2014 and December 31, 2013	41,154	39,524
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 and 11,060 shares outstanding at September 30, 2014 and December 31, 2013, respectively	11,961	25,073
Convertible and redeemable Class F Preferred Stock, $1.00 par value, 5,000 shares authorized, 2,455 shares outstanding at December 31, 2013	—	4,995
Redeemable Class G Preferred Stock, $1.00 par value, 5,000 shares authorized, 1,711 shares outstanding at December 31, 2013	—	8,644
Total mezzanine equity	163,399	183,956
Stockholders' deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 2,632,840 and 21,677 shares outstanding at September 30, 2014 and December 31, 2013, respectively	26	—
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 976,880 and 8,043 shares outstanding at September 30, 2014 and December 31, 2013, respectively	10	—
Related party notes receivable	—	(100)
Additional paid-in-capital	71,564	—
Accumulated deficit	(365,824)	(358,397)
Total stockholders' deficit	(294,224)	(358,497)
Total liabilities and stockholders' deficit	$173,639	$128,328

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue
Services	$26,872	$29,198	$77,370	$82,860
Products	5,552	3,356	11,201	11,684
Total revenue	32,424	32,554	88,571	94,544
Costs and Expenses
Cost of services	25,740	22,682	65,818	65,049
Cost of products	3,459	4,355	9,525	12,091
General and administrative expenses	6,478	6,452	20,293	18,367
Amortization	2,144	2,442	6,727	7,362
Depreciation	2,368	2,677	7,199	7,556
Loss on extinguishment of debt	—	—	—	707
Loss on sale of long-lived assets	415	40	1,048	29
Gain on sale of Transferred Assets	—	—	(39,715)	—
Total costs and expenses	40,604	38,648	70,895	111,161
(Loss) income from operations	(8,180)	(6,094)	17,676	(16,617)
Interest expense	(6,172)	(6,055)	(18,354)	(17,857)
Interest income	1	3	5	10
Loss before provision for income taxes	(14,351)	(12,146)	(673)	(34,464)
Provision for income taxes	(1,136)	(172)	(25)	(514)
Net loss	(15,487)	(12,318)	(698)	(34,978)
Net loss attributable to noncontrolling interest	—	10	—	30
Net loss attributable to Interface Security Systems Holdings, Inc.	(15,487)	(12,308)	(698)	(34,948)
Redeemable Class A Preferred stock dividends	—	(2,655)	(4,564)	(7,690)
Redeemable Class C Preferred stock dividends	—	(947)	(1,630)	(2,745)
Convertible and redeemable Class E Preferred stock dividends	—	(602)	(502)	(1,742)
Convertible and redeemable Class F Preferred stock dividends	—	(152)	(14)	(438)
Redeemable Class G Preferred stock dividends	—	(207)	(19)	(600)
Net loss attributable to common stockholders	$(15,487)	$(16,871)	$(7,427)	$(48,163)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Number of Shares	$.01 par value	Number of Shares	$.01 par value	Additional paid-in- Capital	Related Party Receivables	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2013	22	$—	8	$—	$—	$(100)	$(358,397)	$(358,497)
Repayment of related party notes	—	—	—	—	—	100	—	100
Dividends accrued on preferred stock	—	—	—	—	—	—	(6,729)	(6,729)
Issuance of common stock	2,611	26	969	10	71,564	—	—	71,600
Net loss	—	—	—	—	—	—	(698)	(698)
Balances at September 30, 2014	2,633	$26	977	$10	$71,564	$—	$(365,824)	$(294,224)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities
Net loss	$(698)	$(34,978)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	6,727	7,362
Depreciation	7,199	7,556
Amortization of deferred financing fees	1,638	1,680
Deferred income tax	22	413
Loss on sale of long-lived assets	1,048	29
Gain on sale of Transferred Assets	(39,715)	—
Loss on extinguishment of debt	—	707
Change in operating assets and liabilities
Accounts receivable	(2,519)	(1,058)
Inventories	(5,137)	930
Prepaid expenses, other assets, and notes receivable	(6,754)	(63)
Accounts payable	1,180	(2,173)
Accrued expenses	(3,180)	(1,169)
Customer deposits	(315)	370
Deferred revenue	832	1,033
Net cash used in operating activities	(39,672)	(19,361)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(8,601)	(12,238)
Capital expenditures, other	(927)	(1,138)
Proceeds from sale of fixed assets	116	83
Proceeds from sale of Transferred Assets	40,799	—
Change in restricted cash	2,000	—
Net cash provided by (used in) investing activities	33,387	(13,293)
Cash flows from financing activities
Proceeds from debt	—	230,000
Payments on debt	—	(208,378)
Proceeds from revolving credit facility	5,500	21,500
Payments on capital leases and other obligations	(308)	(476)
Payments on related party notes	100	—
Proceeds of issuance from common stock	71,600	—
Dividends paid	(27,281)	—
Capital stock redemptions	(5)	—
Deferred financing fees	—	(10,653)
Purchase of noncontrolling interest	—	158
Other, net	—	24
Net cash provided by financing activities	49,606	32,175
Net increase (decrease) in cash	43,321	(479)
Cash and cash equivalents
Beginning of period	361	1,574
End of period	$43,682	$1,095
Supplemental Disclosures
Cash paid for interest	$22,186	$14,399
Cash paid for taxes	$180	$181

Noncash items
Capital expenditures in accounts payable	$266	$484
Acquisition of inventory through financing arrangements	$1,211	$—
Acquisition of equipment through capital leases	$357	$—
Dividends accrued on Class A preferred stock	$(4,564)	$(7,690)
Dividends accrued on Class C preferred stock	$(1,630)	$(2,745)
Dividends accrued on Class E preferred stock	$(502)	$(1,742)
Dividends accrued on Class F preferred stock	$(14)	$(438)
Dividends accrued on Class G preferred stock	$(19)	$(600)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Interface Security Systems Holdings, Inc. (“Holdings”) is a Delaware corporation. Holdings is a technology company engaged in the sale, provisioning, installation, monitoring and maintenance of physical security, secure managed broadband, digital voice and Internet Protocol ("IP") based applications to commercial and residential customers throughout the United States. Holdings is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings' parent company, Interface Master Holdings, Inc. ("Master Holdings") on a fully diluted basis. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the "Company" or "Interface".  In the third quarter of 2013, Holdings acquired all of the remaining noncontrolling interest in The Greater Alarm Company, Inc. (“GAC”) and merged Westec Acquisition Corp. (“Westec”) and GAC into Interface Systems.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 30, 2014, and the results of operations for the three and nine months ended September 30, 2014 and 2013. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information; accordingly, certain information and footnote disclosures typically included in the Company’s annual financial statements have been condensed or omitted from this report. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's registration statement on Form S-4 which was declared effective by the SEC on July 30, 2014 (the "Registration Statement"). Information presented as of December 31, 2013 is derived from audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Operating Model and Liquidity

The Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. A majority of the Company’s revenues are generated within the Unites States and a majority of the Company’s long-lived assets are located within the United States. Management evaluates performance and allocates resources based on the Company as a whole. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, maintenance and related services that generate profitable recurring monthly revenue ("RMR"). For transactions in which we retain ownership of the systems, any amounts collectible upfront are deferred and amortized over the longer of the average customer life or the initial term of the contract. The Company makes a one-time investment in sales and installation cost to create new customers internally and this investment is not capitalized. Certain other industry participants purchase customers through customer contract purchases, and as a result, may capitalize the full cost to purchase these customer contracts, as compared to our organic generation of new customers, where the majority of customer creation costs is expensed. The Company generates substantial operating losses as a result of having to expense the majority of its investment in subscriber RMR growth.

The Company invested direct costs of $12.9 million and $10.9 million to create new RMR of $0.6 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $28.0 million and $32.2 million to create new RMR of $0.9 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. The Company's cash use for operations for the three and nine months ended September 30, 2014 is primarily due to these investments.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Security technology monitoring companies are generally valued based on a multiple of the RMR associated with the customer contracts and these purchase multiples do vary based on performance metrics, scale and market conditions. Management believes that there is significant value created for the Company’s stockholders resulting from the steady growth in the Company’s RMR at historical investment levels. The Company has demonstrated year-on-year increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. As of September 30, 2014, the Company is actively billing approximately $7.8 million of RMR and has a Contracted Backlog of RMR contracts totaling $2.5 million of which one-third is expected to be installed in the fourth quarter of 2014.

Throughout the course of the Company’s history, it has been able to adjust the level of RMR growth and related investment based on the capital available. If the Company were to cease its internal growth strategy and no longer invest in creating new RMR, it would generate future positive cash flows that could be used to pay down its outstanding debt.

In January 2013, the Company closed an offering of 9 1/4% Senior Secured Notes due 2018 (the "Senior Secured Notes") in an aggregate principal amount of $230.0 million, the proceeds of which were used to repay its then existing revolver balance, senior subordinated note, subordinated notes payable and the fees and expenses associated with the offering. In addition, the Company had $32.0 million drawn and $6.1 million available for borrowing under its revolving credit facility at September 30, 2014. See Note 7.

The Company used $39.7 million and $19.4 million of cash for operations for the nine months ended September 30, 2014 and 2013, respectively, and had positive working capital of $46.9 million as of September 30, 2014 and negative working capital of $13.2 million (excluding assets and liabilities held for sale) as of December 31, 2013. In addition, as of September 30, 2014, the Company had $262.0 million of total indebtedness.

Other Comprehensive Income

The Company did not recognize any other comprehensive income during the three and nine months ended September 30, 2014 and 2013.

2. Sale of Transferred Assets

Pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 9, 2014 (the “Closing Date”), by and among My Alarm Center, LLC, d/b/a Alarm Capital Alliance (“Buyer”), and Interface Systems, the Company sold certain residential customer contracts and related assets and liabilities used exclusively in, or necessary to conduct, the alarm system sales, installation, repair, maintenance and monitoring services of the Company’s Hawk Security Services brand (“Hawk”) in the State of Texas (the “Transferred Assets”) to the Buyer. The total purchase price for the Transferred Assets was approximately $42.8 million of which approximately $40.7 million was paid in cash to the Company and $2.1 million was deposited in an escrow account on the Closing Date. Approximately $2.0 million was recorded as restricted cash on the balance sheet as of December 31, 2013. The funds remained in escrow for six months following the Closing Date with a 30 day settlement period and served as the exclusive source of recovery for customary indemnification obligations with respect to the Company’s representations, warranties and covenants under the Asset Purchase Agreement and certain adjustments to the purchase price in the event the customer attrition rate applicable to the Transferred Assets differed from specified targets. The Company agreed to provide Buyer with certain specified transition services to allow for the efficient transition of the Transferred Assets to Buyer for six months following the Closing Date with a 30 day settlement period, unless extended by mutual agreement. This escrow balance was released and received by the Company in August 2014. The Company continues to operate in the residential alarm monitoring business under the Interface brand and the Hawk branded services were not clearly distinguishable operationally or for financial reporting purposes. The Company used a portion of the net proceeds to redeem all of the issued and outstanding shares of its Class G Preferred Stock and Class F Preferred Stock and part of its Class E Preferred Stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Senior Secured Notes.

As of December 31, 2013, the Transferred Assets met the criteria for assets held for sale under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. As such, the assets and liabilities to be sold were reclassified as held for sale. Assets held for sale on the Company's balance

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

sheet as of December 31, 2013 included accounts receivable of approximately $0.3 million, inventory of $0.3 million and property, plant and equipment of $3.6 million. Liabilities held for sale on the Company's balance sheet as of December 31, 2013 included accrued expenses of $0.1 million, customer deposits of $0.5 million, and deferred revenue of $0.8 million.

3. Inventories

Inventories consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Raw materials	$7,224	$3,452
Work-in-process	6,595	4,023
	13,819	7,475
Less: Inventory reserves	(705)	(594)
	$13,114	$6,881

4. Property and Equipment

Property and equipment consists of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Subscriber system assets	$32,504	$31,664
Equipment	2,388	4,044
Leased vehicles	—	1,436
Software	2,787	3,938
Furniture and fixtures	629	757
Leasehold improvements	978	1,177
Vehicles	1,347	323
	40,633	43,339
Less: Accumulated depreciation	(18,948)	(22,833)
	$21,685	$20,506

Depreciation expense was $2.4 million and $2.7 million for the three months ended September 30, 2014 and 2013, respectively, and $7.2 million and $7.6 million for the nine months ended September 30, 2014 and 2013, respectively.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

Activity for goodwill is set forth as below (in thousands):

Balance at January 1, 2013	$40,463
Additions for current year additions	—
Accumulated impairment losses	—
Balance at December 31, 2013	$40,463
Additions for current period	—
Accumulated impairment losses	—
Balance at September 30, 2014	$40,463

Intangible assets are recorded at cost or fair value if acquired in a purchase business combination and consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Alarm monitoring contracts	$79,687	$94,179
Internally developed software	4,347	4,347
Nonsolicitation agreements	10	1,340
Other	5	5
	84,049	99,871

Less Accumulated amortization for:
Alarm monitoring contracts	(55,734)	(64,310)
Internally developed software	(2,183)	(1,531)
Nonsolicitation agreements	(8)	(1,180)
Other	(3)	(2)
	(57,928)	(67,023)
	$26,121	$32,848

Amortization of intangible assets was $2.1 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively, and $6.7 million and $7.4 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization of intangible assets for the following five years, as of September 30, 2014, is as follows (in thousands):

Three Months ended December 31, 2014	$2,335
2015	7,660
2016	6,333
2017	5,039
2018	2,098
2019	1,907

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses

Accrued expenses consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Payroll and benefit related accruals	$3,671	$2,629
Interest	4,567	10,015
Other	3,865	2,555
	$12,103	$15,199

7. Long-Term Debt

Long-term debt consists of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Senior secured notes	$230,000	$230,000
Revolving line of credit	32,000	26,500
	$262,000	$256,500

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

In connection with the issuance of the Senior Secured Notes, the Company entered into a registration rights agreement with the initial purchasers of the Senior Secured Notes. The Registration Statement was filed pursuant to the Company's obligations under this registration rights agreement on July 9, 2014. The Registration Statement was declared effective on July 30, 2014. The exchange offer expired on August 27, 2014 and all of the Senior Secured Notes were tendered by the holders and exchanged.

The Company also closed a $45.0 million revolving credit facility in January 2013, senior to the Senior Secured Notes, which allows the Company to borrow the lesser of $45.0 million or up to 5 times RMR. The revolving credit facility matures on January 15, 2018 and had $32.0 million drawn and availability of $6.1 million at September 30, 2014. The revolving credit facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the available borrowing capacity. As of September 30, 2014 and December 31, 2013, the Company had $0.1 million in letters of credit outstanding.

Borrowings under the revolving line of credit bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of September 30, 2014). The revolving credit facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross attrition rate of 13.0% at any time. The revolving credit facility is secured by a first priority perfected lien on all of the same assets that secure the Senior Secured Notes. The revolving credit facility also provides that, upon the occurrence of certain events of default, the Company’s

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of September 30, 2014, the Company was in compliance with all of the restrictive and financial covenants.

On May 16, 2014, the Company entered into a waiver, consent and second amendment to its revolving credit facility with the lender, which (i) amended the revolving credit facility to permit, and in which the lender consented to, certain events in connection with certain reorganization transactions; (ii) amended the revolving credit facility to provide that a ‘‘change of control’’ in the indenture governing the 12.50% / 14.50% Senior Contingent Cash Pay Notes of Master Holdings (the "Master Holding Notes") will constitute a ‘‘change in control’’ under the revolving credit facility; and (iii) waived any defaults in connection with the Company’s prior substantial doubt about its ability to continue as a going concern. On August 15, 2014, the Company entered into a third amendment to its Revolving Credit Facility with the lender, which increased the amount of capital leases, mortgage financings or purchase money obligations, in each case, incurred for the purpose of financing all or any part of the purchase price or cost of design, construction, installation or improvement of property, plant or equipment used in the business, in an aggregate principal amount, including all new indebtedness incurred to renew, refund, refinance, replace, defease or discharge any existing indebtedness incurred not to exceed $5,000,000 at any time outstanding, less the outstanding amount of any capital leases disclosed.

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

Based upon outstanding indebtedness as of September 30, 2014, aggregate annual maturities on the total borrowings under all debt agreements as of September 30, 2014 are as follows (in thousands):

Year	Amount

2014	$—
2015	—
2016	—
2017	—
2018	262,000
$262,000

At September 30, 2014, the Senior Secured Notes traded at a range of 102.25 to 103.25 based upon available market information. The range of the estimated fair value of the Company's Senior Secured Notes was $235.2 million to $237.5 million as of September 30, 2014 and is classified with Level 2 (see Note 8) of the valuation hierarchy. The remaining portion of the Company’s debt is considered a Level 3 input supported by little or no market activity.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Deferred charges consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013

Deferred financing fees	$10,921	$10,921
Accumulated amortization	(3,721)	(2,083)
	$7,200	$8,838

Amortization of deferred financing costs was $0.5 million and $0.6 million for the three months ended September 30, 2014 and 2013, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively, which is included in interest expense in the accompanying unaudited consolidated statement of operations.

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

9. Income Taxes

The Company recognized income tax expense of $1.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.03 million and $0.5 million for the nine months ended September 30, 2014 and 2013, respectively, resulting in an effective tax rate of 7.92% and 1.50% for the three months ended September 30, 2014 and 2013, respectively, and (3.79)% and 1.46% for the nine months ended September 30, 2014 and 2013, respectively.  In each period, income tax expense includes i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales.  In addition, the Company determines it estimated annual effective tax rate based on its projected operating losses for the year and applies this rate to each period in accordance with requirements for accounting for income taxes under ASC 740-270.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 is comprised of the Company’s Class A, Class C, Class E, Class F and Class G preferred stock, including accrued dividends. Holdings’ adopted an amended and restated certificate of incorporation on May 29, 2014 authorizing 70,000 shares of Class A preferred stock with a par value of $1.00 per share, 60,000 shares of Class C preferred stock with a par value of $1.00 per share, and 50,000 shares of Class E preferred stock with a par value of $1.00 per share. Pursuant to the Company’s amended and restated certificate of incorporation, none of the classes of preferred stock are entitled to receive any dividends.

Prior to adopting the amended and restated certificate of incorporation, the Company’s certificate of incorporation, as amended (the “prior charter”), also authorized 50,000 shares of Class F preferred stock with a par value of $1.00 per share and 5,000 shares of Class G preferred stock with a par value of $1.00 per share. In addition, each share of Class E preferred stock was convertible into one share of Class A common stock and one share of Class C preferred stock at any time at the option of the stockholder. Pursuant to the prior charter, each series of the preferred stock accrued dividends cumulatively on a daily basis at the rate of 10% per annum (12.9% for the Class F preferred stock), due and payable upon a liquidation event (as defined in the prior charter). Dividends ceased to accrue upon adoption of the Company’s amended and restated certificate of incorporation.

The Company’s preferred stock each contain an optional redemption that allows the Company to redeem the preferred shares at its option, and a mandatory redemption upon a Disposition Event (as defined in Holdings’ amended and restated certificate of incorporation), in each case, at their stated redemption value plus all accrued and unpaid dividends. Since SunTx and its affiliates control the appointment of the directors of Holdings through its ownership of the substantial majority of the voting power of Master Holdings, SunTx Capital Partners could require the Company to redeem the preferred shares or otherwise force a Disposition Event. As such, the Company considers the preferred stock and associated dividends to be payable at the option of the holder and not solely within the Company’s control. Accordingly, the Company’s preferred stock is recorded as redeemable and / or convertible securities (outside of permanent equity) in the accompanying consolidated balance sheets.

Class C and Class E have liquidation preference rights over Class A preferred stock. The distribution of any liquidation is set forth in Holdings’ amended and restated certificate of incorporation.

In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock and Class F preferred stock and part of the Company’s Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Senior Secured Notes. A summary of the change in mezzanine equity for the nine months ended September 30, 2014 is as follows (in thousands):

	Class A Preferred		Class C Preferred		Class E Preferred		Class F Preferred		Class G Preferred
	Number of Shares	$1.00 par value	Number of Shares	$1.00 par value	Number of Shares	$1.00 par value	Number of Shares	$1.00 par value	Number of Shares	$1.00 par value

Balances at December 31, 2013	39	$105,720	16	$39,524	11	$25,073	2	$4,995	2	$8,644
Dividends accrued on preferred stock	—	4,564	—	1,630	—	502	—	14	—	19
Dividends paid	—	—	—	—	—	(13,614)	—	(5,009)	—	(8,663)
Redemption of shares	—	—	—	—	(1)	—	(2)	—	(2)	—
Balances at September 30, 2014	39	$110,284	16	$41,154	10	$11,961	—	$—	—	$—

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

12. Benefit Plan

The Company sponsors a 401(k) savings plan (the “Plan”) covering substantially all employees who are at least age 21 and have completed six months of service with the Company. The Company, at its discretion, may make employer contributions to the Plan. During the nine months ended September 30, 2014 and 2013, the Company made a contribution of $0.1 million and $0.2 million, respectively, to the Plan.

13. Lease Commitments and Other Obligations

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and various vehicles with terms of one year or greater. At September 30, 2014, the future minimum rental payments required under such leases are as follows (in thousands):

Three months ended December 31, 2014	$871
2015	3,101
2016	2,306
2017	1,579
2018 and thereafter	2,684
$10,541

Rental expense for equipment, building rent, computer systems and vehicles for the nine months ended September 30, 2014 and 2013 was $1.5 million and $1.2 million, respectively, and rental expense for the nine months ended September 30, 2014 and 2013 was $4.3 million and $3.4 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At September 30, 2014, the future minimum lease payments under such leases are as follows (in thousands):

Three months ended December 31, 2014	$21
2015	210
2016	136
367
Less: current portion	(180)
$187

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Capital leases for equipment had a book value of $2.1 million and $2.5 million and accumulated depreciation of $1.6 million and $2.1 million at September 30, 2014 and December 31, 2013, respectively.

The Company has entered into financing arrangements for the purchase of inventory.  The financing arrangements are non-interest bearing and range from 24 to 36 months in duration.  The total amount of these borrowings, including current portion, was $1.2 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively. The current portion of these borrowings was $0.5 million and $0.2 million at September 30, 2014 and December 31, 2013, respectively. In October 2014, the Company entered into a financing arrangement for the purchase of inventory for an additional $2.0 million. The financing agreement is non-interest bearing and payable over 24 months.

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

Purchases from a specific vendor that provides subcontract labor in the security alarm and managed services industry totaled $4.5 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and September 30, 2013, the Company had an accounts payable balance of $3.0 million and $2.7 million, respectively, due to the vendor. Purchases from this vendor represented 15.9% and 8.2% of the Company’s total purchases for the nine months ended September 30, 2014 and 2013, respectively. Additionally, purchases of equipment from another vendor totaled $3.1 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and September 30, 2013, the Company had an accounts payable balance of $3.1 million and $0.8 million, respectively, due to the vendor. Purchases from this vendor represented 11.0% and 6.3% of the Company’s total purchases for the nine months ended September 30, 2014 and 2013, respectively. Although approximately 26.9% and 14.5% of the Company’s total purchases were purchased from these vendors for the nine months ended September 30, 2014 and 2013, respectively, the Company continues to maintain strong relationships with other vendors in the industry and has the ability to purchase the necessary equipment and services from these other vendors to continue its operations, if needed.

The Company had concentrations of credit risk with two customers, representing 18.4% and 7.5%, respectively, of total revenues for the nine months ended September 30, 2014. The associated accounts receivable from these two customers as a percentage of the Company’s accounts receivable, net, were 19.9% and 17.8%, respectively, as of September 30, 2014. For the nine months ended September 30, 2013, the Company's two largest customers accounted for 16.8% and 5.1%, respectively, of total revenues and represented 24.5% and 11.8%, respectively, of the Company’s total accounts receivable, net, as of September 30, 2013.

15. Noncontrolling Interest

In November 2004, Holdings acquired 80% of the voting common stock of GAC. As of December 31, 2012, and as a result of subsequent stock purchases and additional capital contributions since 2004, Holdings owned approximately 99% of the voting common stock of GAC. In the third quarter of 2013, Holdings acquired all of the remaining noncontrolling interest in GAC for $0.1 million. The noncontrolling interest’s share of GAC’s net loss was $0.01 million and $0.03 million for the three and nine months ended September 30, 2013, respectively, in the consolidated statement of operations.

16. Related Party

In April 2010, the Company entered into a Management Services Agreement (the "Management Agreement") with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company pays SunTx Management, on a monthly basis, SunTx Management’s

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction (the "Equity Fee"). The total enterprise value is determined by the board of directors of Interface Systems.  Under the indenture for the Master Holdings Notes, the Company is not permitted to pay the fees to SunTx Management under the Management Agreement unless, among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio test set forth in the indenture for the Senior Secured Notes.  The Company was not permitted to incur such $1.00 of additional indebtedness for the trailing four quarters ended September 30, 2014 and therefore, no fees were paid to SunTx Management during the period from June 2014 to September 2014. Fees paid to SunTx Management were $0.1 million for the three months ended September 30, 2013 and $0.2 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively.

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

18. Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), ("ASU 2014-09"). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, ("ASU 2014-15"). ASU 2014-15 is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements and footnote disclosures.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing noting no matters that require disclosure herein.

20. Condensed Consolidating Financial Information

In January 2013, Holdings and Interface Systems, as co-issuers, issued $230.0 million aggregate principal amount of Senior Secured Notes (see Note 7). Pursuant to the indenture governing the Senior Secured Notes, such notes are fully and unconditionally and jointly and severally guaranteed by each of the Company's future domestic restricted subsidiaries and are secured by substantially all of the Company's and the guarantors' existing and future tangible and intangible assets. Separate condensed consolidating information is not included because Interface Systems is a wholly-owned subsidiary and co-issuer of the Senior Secured Notes and Holdings has insignificant independent assets or operations. There are no significant restrictions on the ability of Holdings to obtain funds from its subsidiary. Based on these facts, and in accordance with Securities and Exchange Commission Regulation S-X Rule 3-10, "Financial statements of guarantors and issuers of guaranteed securities registered or being registered," the Company is not required to provide condensed consolidating financial information for its subsidiary. All consolidated amounts in the Company's financial statements are representative of its subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Interface Security Systems Holdings, Inc. (“Holdings”) is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings' parent company, Interface Master Holdings, Inc. ("Master Holdings"), on a fully diluted basis. We own 100% of the outstanding membership interests of our principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”).  In the third quarter of 2013, we acquired all of the remaining noncontrolling interest in The Greater Alarm Company, Inc. (“GAC”) and we merged Westec Acquisition Corp. (“Westec”) and GAC into Interface Systems. Collectively, Holdings and Interface Systems are referred to herein as the “Company,” “Interface” “we,” “our," or “us”.

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

We supply and install all of the required hardware and software equipment for our bundled service offering, which enables us to enter into long term (on average four years or more) contracts with our customers. We have also taken the quality of service and level of urgency that is critical to the life safety / emergency response sector and applied it to monitoring SMB. Interface is the one provider that can do it all, safely integrating our customers' security and network needs into one highly reliable and cost effective bundle and we are uniquely equipped to meet the rapidly changing technology demands of today's retail, commercial and small business enterprises.

Our diverse customer base includes large multi-site commercial enterprises in the luxury retail, dining, quick-service restaurant (“QSR”) and hospitality vertical sectors, including the following brands: Dollar General, Subway, Family Dollar, Michaels Stores, McDonald’s, Sterling Jewelers, Zales, Tumi, Panda Express, Sunoco and Edward Jones. As of September 30, 2014, our top ten customers accounted for 50.1% of our total recurring monthly revenue (“RMR”) with an average relationship length of seven years. As of September 30, 2014, we serviced approximately 76,300 total customer sites across our customer base through our 16 regional service centers and employee field technicians in most of the largest markets in the U.S. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long term contracts make our customer relationships stable and “sticky.” In addition, we have established a sales and installation infrastructure capable of acquiring and managing large‑scale national account deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have mutually‑beneficial channel partnership agreements in place with companies such as Cisco and Verizon Wireless to expand our national sales reach at minimal incremental cost. As a result of our infrastructure, partnerships and focus on large, commercial multi-site customers, our costs to create customers are lower than the industry average and we achieve higher than industry average revenue per user ("ARPU"). We have demonstrated the ability to manage large‑scale deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011 (“Dollar General Deployment”).

Recent Events
On August 15, 2014, we entered into a third amendment to our $45.0 million revolving credit facility (as amended, the "Revolving Credit Facility") with the lender, which increased the amount of capital leases, mortgage financings or purchase money obligations, in each case, incurred for the purpose of financing all or any part of the purchase price or cost of design, construction, installation or improvement of property, plant or equipment used in the business, in an aggregate principal amount, including all new indebtedness incurred to renew, refund, refinance, replace, defease or discharge any existing indebtedness incurred not to exceed $5,000,000 at any time outstanding, less the outstanding amount of any capital leases disclosed.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. Our operations comprise a single business segment. For the three and nine months ended September 30, 2014, approximately 69.0% and 75.8%, respectively, of our revenue is derived from customers who sign long-term monitoring and maintenance contracts. These long-term contracts, typically between 36 and 60 months in duration, provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services being provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through upfront fees for the installation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales costs and related general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial multi-site customers, we believe we have a lower than industry average creation cost to acquire a new customer (“creation cost”), which in turn provides high margin RMR and higher than industry ARPU generated from our monitoring and managed services.

We market our services through direct sales channels and in partnerships with select vertical marketing organizations. We are working to establish additional channel partnerships with these vertical marketing organizations that we believe will generate new business. We primarily focus on industry verticals where there is a significant base of national accounts with multi-site operations, both company operated and franchised. Our focus on large, established national customers helps reduce our exposure to attrition as a result of locations closing, or customers going out of business.

Our operating results are impacted by the following key factors: RMR, number of customer additions, creation costs, ARPU, average net attrition rate, the costs to monitor and service our customers, the level of general and administrative expenses and the availability and cost of capital required to generate new customers. Average net attrition rate has a direct impact on the number of customers who we monitor and service and on our financial results, including revenue, operating income and cash flows. A portion of the customer base can be expected to cancel its service every year. We focus our investment decisions on generating new customers and servicing our existing customers in the most efficient cost-effective manner, while maintaining a high level of customer service to minimize attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the customer relationship. Average net attrition rate is defined as the aggregate amount of canceled or reduced RMR during a period divided by the average total RMR during the measurement period. Customers are considered canceled when they terminate in accordance with the terms of their contract or are terminated by us. Certain customer re-signs and relocations are excluded from the attrition calculation. If a customer relocates and continues its service, we consider this as a cancellation but do not include such cancellation in our average net attrition rate calculation. Further, if a customer discontinues its service at a site and a new customer enters into a contract for service at the same site, we refer to this as a re-sign. We consider re-signs as cancellations, but do not include them in our average net attrition rate calculation.

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

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We will need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market and cross‑selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of September 30, 2014, approximately 37.7% of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $102.08 as of September 30, 2014 from $79.48 at September 30, 2013, an increase of 28.4%, primarily due to the increase in new sites with bundled services that were installed during the period.

The table below presents our RMR and average net attrition data for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Beginning RMR	$7,388,928	$8,206,542	$8,411,787	$7,814,849
New RMR	587,939	336,307	918,450	1,137,727
Sold RMR	—	—	(918,387)	—
Canceled RMR	(191,777)	(268,610)	(626,760)	(678,337)
Ending RMR	$7,785,090	$8,274,239	$7,785,090	$8,274,239

End of period total customer sites	76,264	104,102	76,264	104,102
Average net attrition rate	9.1%	11.7%	10.4%	10.3%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. Ending RMR for the nine months ended September 30, 2014 was $7.8 million compared to $8.3 million for the same period ended September 30, 2013. We sold $0.9 million of RMR in January 2014 related to the Transferred Assets. New RMR added was $0.9 million and canceled RMR was $0.6 million for the nine months ended September 30, 2014 as compared to $1.1 million of new RMR and $0.7 million of canceled RMR for the nine months ended September 30, 2013.

The increase in organic RMR sales during 2014 has contributed to higher Contracted Backlog as compared to 2013.  We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady, significant flow of new RMR through the end of 2014 and beyond. As of September 30, 2014, our sales pipeline was $14.7 million of RMR. Our installation revenue Contracted Backlog was $18.0 million and our RMR Contracted Backlog was $2.5 million with approximately one-third of the RMR Contracted Backlog expected to be installed in the fourth quarter of 2014.

The direct cost associated with creating new RMR (the "creation cost") includes fixed costs of sales engineering, marketing, sales overhead and operational overhead. Higher RMR installed during a period can reduce the creation cost by spreading the allocated fixed costs over a larger pool of RMR. The creation cost of new RMR decreased for the three months ended September 30, 2014 to 27.5x as compared to 41.7x for the three months ended September 30, 2013 due to the absorption of fixed direct costs over higher new RMR installed during the period. For the nine months ended September 30, 2014, the creation cost increased to 41.4x from 36.4x for the nine months ended September 30, 2013 as a result of the absorption of direct costs over less new RMR installed during the period.

How We Generate Revenue

Our primary source of revenue is recurring services revenue, generated through monitoring, maintenance and installation services provided to our customers in accordance with their customer contracts. Monitoring services for our customers are billed in advance, primarily monthly, pursuant to the terms of customer contracts. Revenue is recognized ratably over the contract term. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized in the period that these services are provided. Installation revenue represents upfront one-time charges billed to customers at the time of installation. Revenue on installation contracts is recognized upon completion and delivery of the installation in transactions where equipment is sold. For transactions in which we retain ownership of the system, any amounts collectible upfront are deferred and amortized over the longer of the average customer life or the initial term of the contract. Service and maintenance revenue represents our service and other revenue associated with selling customers equipment, and for maintenance and repair. Service revenue is billed, and the associated revenue recognized, when the services are performed. Maintenance revenue is billed and revenue is recognized ratably over the contract term. The remainder of our revenue is generated through products revenue and other services.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, accounts receivable and allowances, goodwill and indefinite-lived intangible assets, long-lived assets and intangible assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended September 30, 2014, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies. Critical accounting policies are detailed in the Company's Registration Statement.

Results of Operations

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Three Months Ended September 30,		Percent Change
	2014	2013

Revenue
Services	$26,872	$29,198	(8.0)%
Products	5,552	3,356	65.4%
Total revenue	32,424	32,554	(0.4)%

Cost and Expenses
Cost of services	25,740	22,682	13.5%
Cost of products	3,459	4,355	(20.6)%
General and administrative expenses	6,478	6,452	0.4%
Amortization	2,144	2,442	(12.2)%
Depreciation	2,368	2,677	(11.5)%
Loss on sale of long-lived assets	415	40	*
Total costs and expenses	40,604	38,648	5.1%
Loss from operations	(8,180)	(6,094)	34.2%
Interest expense	(6,172)	(6,055)	1.9%
Interest income	1	3	(66.7)%
Loss before provision for income taxes	(14,351)	(12,146)	18.2%
Provision for income taxes	(1,136)	(172)	*
Net loss	(15,487)	(12,318)	25.7%
Net loss attributable to noncontrolling interest	—	10	*
Net loss attributable to Interface Security Systems Holdings, Inc.	(15,487)	(12,308)	25.8%
Redeemable Class A Preferred stock dividends	—	(2,655)	*
Redeemable Class C Preferred stock dividends	—	(947)	*
Convertible and redeemable Class E Preferred stock dividends	—	(602)	*
Convertible and redeemable Class F Preferred stock dividends	—	(152)	*
Redeemable Class G Preferred stock dividends	—	(207)	*
Net loss attributable to common stockholders	$(15,487)	$(16,871)	(8.2)%
________________________
*Not meaningful

Revenue

Total revenue decreased $0.1 million, or 0.4%, to $32.4 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.

Services revenue decreased $2.3 million, or 8.0%, to $26.9 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.  The decrease was due primarily to a $2.8 million decline attributable to the Transferred Assets and $1.4 million of recognized deferred installation services offset by an increase of $1.4 million in installation services revenue and $0.7 million in monitoring services revenue.

Products revenue increased $2.2 million, or 65.4%, to $5.6 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013 due primarily to an increase of $2.1 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Total cost and expenses increased $2.0 million, or 5.1%, to $40.6 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.

Cost of services increased $3.1 million, or 13.5%, to $25.7 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.  The increase in cost of services related to a $2.2 million increase in the installation of products and $0.3 million of new RMR added as compared to the three months ended September 30, 2013. Increased expenses included a $1.5 million increase in wages and subcontractor labor, $1.4 million increase in RMR promotions, provisioning and customer transfer costs, $1.1 million increase in maintenance material expense, $0.3 million increase in monitoring and managed service expense and $0.6 million increase in other operating expenses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase was partially offset by a decrease of $1.9 million in cost of services related to the Transferred Assets.

Cost of products decreased $0.9 million, or 20.6%, to $3.5 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. The decrease in cost of products is related to a decrease in maintenance material cost of $1.8 million offset by an increase in installation materials, net of capitalized installation materials, of $1.0 million associated with higher installation revenue and new RMR added during the three months ended September 30, 2014.

General and administrative expenses remained flat at $6.5 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. Transferred Assets resulted in a decrease of approximately $0.3 million offset by a $0.2 million increase in professional services and a $0.1 million increase in vehicle insurance expense.

Amortization expense decreased $0.3 million, or 12.2%, to $2.1 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013.  The decrease was primarily due to acquired alarm monitoring accounts reaching end of their amortizable life as of September 30, 2014.

Depreciation expense decreased $0.3 million, or 11.5%, to $2.4 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. The decrease was due primarily to the sale of the Transferred Assets in January 2014.

Interest Expense

Interest expense increased $0.1 million, or 1.9%, to $6.2 million for the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. The increase was due primarily to the additional debt borrowed during the nine months ended September 30, 2014 under our Revolving Credit Facility to fund growth.

Provision for Income Taxes

Provision for income taxes increased $1.0 million to $1.1 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The increase was due primarily to the impact that the gain on sale of the Transferred Assets had on the projected annual loss for 2014.  The effective tax rate increased from 1.53% at December 31, 2013 to 7.92% at September 30, 2014.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss increased $3.2 million, or 25.7%, to $15.5 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of the factors described above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Nine Months Ended September 30,		Percent Change
	2014	2013

Revenue
Services	$77,370	$82,860	(6.6)%
Products	11,201	11,684	(4.1)%
Total revenue	88,571	94,544	(6.3)%

Cost and Expenses
Cost of services	65,818	65,049	1.2%
Cost of products	9,525	12,091	(21.2)%
General and administrative expenses	20,293	18,367	10.5%
Amortization	6,727	7,362	(8.6)%
Depreciation	7,199	7,556	(4.7)%
Loss on extinguishment of debt	—	707	*
Loss on sale of long-lived assets	1,048	29	*
Gain on sale of Transferred Assets	(39,715)	—	*
Total costs and expenses	70,895	111,161	(36.2)%
Income (loss) from operations	17,676	(16,617)	*
Interest expense	(18,354)	(17,857)	2.8%
Interest income	5	10	(50.0)%
Loss before provision for income taxes	(673)	(34,464)	(98.0)%
Provision for income taxes	(25)	(514)	*
Net loss	(698)	(34,978)	(98.0)%
Net loss attributable to noncontrolling interest	—	30	*
Net loss attributable to Interface Security Systems Holdings, Inc.	(698)	(34,948)	(98.0)%
Redeemable Class A Preferred stock dividends	(4,564)	(7,690)	(40.7)%
Redeemable Class C Preferred stock dividends	(1,630)	(2,745)	(40.6)%
Convertible and redeemable Class E Preferred stock dividends	(502)	(1,742)	(71.2)%
Convertible and redeemable Class F Preferred stock dividends	(14)	(438)	(96.8)%
Redeemable Class G Preferred stock dividends	(19)	(600)	(96.8)%
Net loss attributable to common stockholders	$(7,427)	$(48,163)	(84.6)%
________________________
*Not meaningful

Revenue

Total revenue decreased $6.0 million, or 6.3%, to $88.6 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.

Services revenue decreased $5.5 million, or 6.6%, to $77.4 for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  The decrease was due primarily to a $8.1 million decline attributable to the Transferred Assets partially offset by an increase of $2.8 million in services revenue from RMR growth.

Products revenue decreased $0.5 million, or 4.1%, to $11.2 for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013 due primarily to a $0.2 million decrease in product installations from the sale of Transferred Assets and a decrease in service products revenue of $0.3 million from other installations.

Cost and Expenses

Total cost and expenses decreased $40.3 million, or 36.2%, to $70.9 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013 primarily related to the $39.7 million gain on the sale of the Transferred Assets.

Cost of services increased $0.8 million, or 1.2%, to $65.8 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  The increase in cost of services is due to $1.9 million increase in service materials related maintenance agreements, $1.2 million increase in wages and subcontractor labor, $0.5 million increase in vehicle lease expense, $0.8 million increase in RMR promotions, provisioning and customer transfer costs, $0.2 million increase in monitoring and managed service expense and a $1.2 million increase in other operating expenses partially offset by a $5.1 million decrease in costs associated with the sale of the Transferred Assets.

Cost of products decreased $2.6 million, or 21.2%, to $9.5 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The decrease in cost of products is related to a decrease in installation materials cost of $0.6 million as a result of lower product sales during the period and a $2.0 million decrease in service materials costs related to maintenance material expense during the nine months ended September 30, 2014.

General and administrative expenses increased $1.9 million, or 10.5%, to $20.3 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The increase for the nine months ended September 30, 2014 was due primarily to $2.0 million of transaction costs related to the Transferred Assets and registering the exchange of the Senior Secured Notes. The Company also realized a decrease in expenses of $0.8 million related to the Transferred Assets offset by an increase of $0.6 million in legal and professional fees related to the registration of the exchange of the Senior Secured Notes.

Amortization expense decreased $0.6 million, or 8.6%, to $6.7 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  The decrease was primarily due to the end of amortizable life of acquired alarm monitoring accounts as of September 30, 2014.

Depreciation expense decreased $0.4 million, or 4.7%, to $7.2 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The decrease was due primarily to the sale of the Transferred Assets in January 2014.

Interest Expense

Interest expense increased $0.5 million, or 2.8%, to $18.4 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The increase was due primarily to the additional debt borrowed under our Revolving Credit Facility (as defined below) to fund growth during the nine months ended September 30, 2014 compared to 2013.

Provision for Income Taxes

Provision for income taxes decreased $0.5 million to $0.03 million for the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.  The decrease was due primarily to the impact that gain on sale of the Transferred Assets had on the projected annual loss for 2014.  The effective tax rate fell from 1.53% at December 31, 2013 to (3.79)% at September 30, 2014.  The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss decreased $34.3 million to $0.7 million for the nine months ended September 30, 2014 as compared to $35.0 million for the nine months ended September 30, 2013. The decrease is primarily related to the $39.7 million gain on the sale of the Transferred Assets and the other factors described above.

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

EBITDA represents net loss attributable to Interface Security Systems Holdings, Inc. before interest expense, interest income, income taxes, depreciation, amortization and net loss attributable to noncontrolling interest. Adjusted EBITDA represents EBITDA as further adjusted for gain or loss of sale of long-lived assets, gain on sale of Transferred Assets, loss on extinguishment of debt, sales and installation costs, net of sales and installation revenue, related to organic RMR growth, plus 50% of non-capitalized corporate and service center administrative costs related to organic RMR growth, less capitalized subscriber system assets. Our calculation of Adjusted EBITDA does not include any adjustments for expenses related to the sale of the Transferred Assets, the merger of The Greater Alarm Company, Inc. and Westec Acquisition Corp. into Interface Security Systems, L.L.C. in September 2013, financing of the Revolving Credit Facility or costs of preparing for the initial registration of the Senior Secured Notes. These expenses for the three months ended September 30, 2014 and 2013 were $0.4 million and $0.1 million, respectively, and $2.6 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table sets forth a reconciliation of net loss attributable to Interface Security Systems Holdings, Inc. to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss attributable to Interface Security Systems Holdings, Inc.	$(15,487)	$(12,308)	$(698)	$(34,948)
Net loss attributable to noncontrolling interest	—	(10)	—	(30)
Provision for income taxes	1,136	172	25	514
Interest expense	6,172	6,055	18,354	17,857
Interest income	(1)	(3)	(5)	(10)
Depreciation	2,368	2,677	7,199	7,556
Amortization	2,144	2,442	6,727	7,362
EBITDA	(3,668)	(975)	31,602	(1,699)
Loss on sale of long-lived assets	415	40	1,048	29
Gain on sale of Transferred Assets	—	—	(39,715)	—
Loss on extinguishment of debt	—	—	—	707
Sales and installation expense (a)	21,276	16,084	44,499	50,550
50% of overhead expenses (b)	3,238	3,163	10,042	8,996
Capitalized expenditures, subscriber system assets (c)	(5,122)	(3,637)	(8,256)	(12,238)
Sales and installation revenue (d)	(8,349)	(5,229)	(16,460)	(18,369)
Adjusted EBITDA	$7,790	$9,446	$22,760	$27,976

(a)
Reflects sales and installation costs related to organic RMR growth. Certain other industry participants purchase customers through customer contract purchases, and as a result, may capitalize the full cost to purchase these customer contracts, as compared to our organic generation of new customers, where the majority of our customer creation costs is expensed.

(b)   Reflects 50% of the corporate and service center administrative costs related to organic RMR growth and is not capitalized.  Corporate and service center administrative costs include expenses and the related overhead to support the RMR and installation growth.  Other industry participants customarily allocate 50% of their overhead cost to RMR and sales growth.
(c)   Reflects sales and installation costs related to organic RMR growth, including those costs associated with accounts payable that are capitalized as subscriber systems assets.  Since the full amount of sales and installation expense is added as an adjustment in (a) above, the capitalized portion of the sales and installation cost is deducted from the Adjusted EBITDA calculation.
(d)   Reflects revenue received for the installation of subscriber systems related to organic RMR growth to match certain costs incurred in connection with the installations as described in (a) above.

Adjusted EBITDA decreased $1.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The decrease was driven by lost service margins of $1.6 million attributable to the Transferred Assets. Adjusted EBITDA decreased $5.2 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This decrease was driven by an increase in general and administrative expense of $2.6 million related to an increase in costs incurred in connection with the sale of the Transferred Assets and preparation of the initial registration of the exchange of the Senior Secured Notes and a decrease of $1.6 million in recognized deferred installation revenue. Lost service margins attributable to the Transferred Assets decreased Adjusted EBITDA by $1.5 million compared to the nine months ended September 30, 2013 after taking into consideration increased margins from new RMR created during 2013 and 2014.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary sources of liquidity are our cash on hand and the Revolving Credit Facility. As of September 30, 2014, we had cash on hand of $43.7 million and $6.1 million of available borrowing capacity under our Revolving Credit Facility. We had working capital of $46.9 million as of September 30, 2014 and negative working capital of $13.2 million (excluding assets and liabilities held for sale) as of December 31, 2013 and used $39.7 million and $19.4 million of cash to fund our operations for the nine months ended September 30, 2014 and 2013, respectively. If we were to cease our internal growth strategy and no longer invest in creating new RMR, we believe we would generate future positive cash flows that could be used to provide the Company with sufficient liquidity for operations and pay down of outstanding debt.

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(39,672)	$(19,361)
Net cash provided by (used in) investing activities	33,387	(13,293)
Net cash provided by financing activities	49,606	32,175

Cash Flows from Operating Activities

Net cash used in operating activities increased by $20.3 million from $19.4 million for the nine months ended September 30, 2013 to $39.7 million for the nine months ended September 30, 2014.

The increased use of cash for the nine months ended September 30, 2014 was primarily related to an increase in expected operating costs incurred during the period associated with the investment in technology and customer satisfaction needed to drive growth. The increase included a $6.6 million increase in prepaid expenses associated with current installations and future RMR growth, an increase in inventory of $6.5 million, an increase in accounts receivable of $3.1 million and accrued expenses of $2.5 million in connection with increased installations and RMR growth offset by a decrease in deferred revenue of $0.9 million related to the sale of the Transferred Assets. The timing of payments for accounts payable and an increase in net loss, excluding the gain on sale of Transferred Assets, contributed to approximately $2.9 million.

Cash Flows from Investing Activities

Our investing activities mainly consist of capital expenditures for subscriber system assets. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

Net cash from investing activities increased $46.7 million from $13.3 million of net cash used in investing activities for the nine months ended September 30, 2013 to $33.4 million of net cash provided by investing activities for the nine months ended September 30, 2014. The increase is primarily related to proceeds of approximately $40.7 million for the sale of the Transferred Assets, net of change in restricted cash, and a decrease of $3.6 million in subscriber system assets as a result of lower RMR during the period.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of upfront costs associated with generating new customers that are not covered through our operating cash flows and acquisitions.

During the nine months ended September 30, 2014, our net cash provided by financing activities was $49.6 million compared to $32.2 million of cash provided by financing activities during the nine months ended September 30, 2013. The increase is primarily related to the $71.6 million of cash received during the nine months ended September 30, 2014 from Master Holdings as consideration for its purchase of shares of common stock of Holdings. We also redeemed all of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of its Class E Preferred Stock and paid a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Senior Secured Notes. This was offset by $5.5 million in draws on our Revolving Credit Facility to fund new RMR installations and working capital needs. Net cash provided by financing activities for the nine months ended September 30, 2013 reflect the issuance of $230.0 million of Senior Secured Notes that were used to repay outstanding debt and fees.

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

Revolving Credit Facility. Interface Systems, as borrower, and Holdings, as guarantor, entered into the $45.0 million Revolving Credit Facility on January 18, 2013, as amended on September 30, 2013 and May 16, 2014. The Revolving Credit Facility has an available borrowing capacity equal to the lesser of $45.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of September 30, 2014 and December 31, 2013, we had $0.1 million and $0.1 million in letters of credit outstanding.
Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of September 30, 2014).

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

On September 30, 2014, our available borrowing capacity was $38.2 million, of which $32.0 million was drawn and $6.1 million was available for borrowing. We expect that new RMR growth during 2014 will provide additional borrowing capacity availability under the Revolving Credit Facility.

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

As of September 30, 2014, we were in compliance with the applicable restrictive covenants under our debt agreements, and we expect to remain in compliance for at least the next twelve months.

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
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, ("ASU 2014-15"). ASU 2014-15 is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements and footnote disclosures.

Off-Balance Sheet Arrangements

Other than operating leases, we had no off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

Since June 30, 2014, there have been no material changes to our contractual obligations as discussed in the Registration Statement.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of September 30, 2014). As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility as of September 30, 2014 would result in an increase of approximately $3.2 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There was no change in our internal control over financial reporting during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1*	Third Amendment to Credit Agreement, dated August 15, 2014, among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on November 14, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

Date: November 14, 2014

By: /s/ Kenneth Obermeyer
Kenneth Obermeyer
Chief Financial Officer

Date: November 14, 2014

Exhibit Index

Exhibit	Description

10.1*	Third Amendment to Credit Agreement, dated August 15, 2014, among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on November 14, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.