Form 10-K
period 2014-12-31
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2015-03-31
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐
 Non-accelerated filer ☒ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.
As of March 31, 2015, Interface Security Systems Holdings, Inc. (“Holdings”) had 2,632,839.70 shares of class A voting common stock, $0.01 par value, outstanding and 976,880.09 shares of class B non-voting common stock, $0.01 par value, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in Item 1A of this Annual Report. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “could,” “would,” “should,” and variations of these words or similar expressions (or the negative versions of any such words). All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, management’s expectations, beliefs and projections may not result or be achieved. There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Annual Report including, among others:

•	our inability to maintain compliance with various covenants under the Revolving Credit Facility (as defined below) to borrow funds;

•	restrictions in the indenture governing the Master Holdings Notes (as defined below) on our ability to incur additional funded debt, other than amounts available under the Revolving Credit Facility;

•	our ability to obtain capital, grow RMR and maintain our business strategy, which raises substantial doubt about our ability to continue as a going concern;

•	our ability to compete effectively in a highly‑competitive industry;

•	catastrophic events that may disrupt our business;

•	our ability to retain customers;

•	concentration of recurring monthly revenue (“RMR”) in a few top customers and concentration of our business in certain markets;

•	our ability to manage relationships with third‑party providers, including telecommunication providers and broadband service providers;

•	our reliance on third party component providers and the risk associated with any failure or interruption in products or services provided by these third parties;

•	our reliance on third party software and service providers;

•	our ability to obtain or maintain necessary governmental licenses and comply with applicable laws and regulations;

•	changes in governmental regulation of communication monitoring;

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

There may be other factors that may cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I

Item 1. Business.

Unless the context otherwise requires, all references to “Holdings,” the “Company,” “we,” “our” and “us” refer to Interface Security Systems Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, including Interface Security Systems, L.L.C. (“Interface Systems”).

Our Company

We are a recognized leader and pioneer in the Internet Protocol (“IP”) Bundled Managed Service Industry enabling our primarily large, commercial multi-site customers to SIMPLIFY TO THE POWER OF ONETM by combining both physical and network security solutions into one highly-efficient, managed integrated service bundle. We believe that our IP managed security solutions are the most comprehensive in the market. Our physical security solutions include alarm / event monitoring, interactive video surveillance and analytics, managed access control and fire / life safety systems. Our secured network services include secure managed broadband (“SMB”), payment card industry (“PCI”) compliance, managed digital voice, wireless (“WiFi”) networks and other ancillary services. Our comprehensive service offerings are designed to meet the needs of commercial enterprises that require a standardized and secure IP platform capable of servicing all of their distributed locations. We combine a complete suite of customized physical and network security services into a fully-integrated bundle, enabling our customers to consolidate services from multiple vendors into one single service provider, which significantly enhances the quality and breadth of their security while also reducing their costs.

Our physical security platform is delivered utilizing state-of-the-art IP technology, which enables our alarm / event monitoring to be faster, more reliable and less expensive than digital dialer systems that require a separate phone line. In addition, our experienced engineering team is able to program the routers on these IP systems to optimize our alarm monitoring and interactive video surveillance services by proactively managing bandwidth within our customers’ networks to ensure continuity of all critical business systems. Our proprietary video surveillance technology allows for remote monitoring from our central command center (“C3”) where highly trained specialists monitor real-time events taking place at a customer premise through both live video and audio and take appropriate action. We believe our proprietary video surveillance technology provides the most cost effective system in the market allowing operators to simultaneously monitor events at multiple customer locations. The unique features of this system include video verification, rapid response, video escorts and snapshot audits. These services, along with our other ancillary IP security applications, are delivered over a custom-configured private, secured network to meet the requirements of our customer’s existing technology platform and infrastructure. We are able to continuously monitor the health of each customer’s network remotely through our 24/7/365 Security Operations Center (“SOC”) / Network Operations Center (“NOC”).

We design and install all of the required equipment and software for our bundled service offering, and we custom engineer this equipment and software for each customer's specific applications and needs. We deliver these products as part of a long term managed services contract that includes event monitoring, system support and maintenance (average contract term is five years). With over 14 years of experience in the security industry, we understand the importance and urgency associated with monitoring and servicing life safety, burglary and other emergency response systems and we apply that same attention to all of the IP solutions that we provide as part of our bundled service offering. We continually evaluate the viability of additional managed services that could further leverage our existing technology platform and enhance our customer offerings. As evidence of this effort, we have recently expanded our managed services to include energy management and blue tooth low energy beacon proximity technology, creating new RMR generating opportunities with our customers. Our energy management service provides customers with the ability to monitor, control and conserve energy usage while reducing their energy bills. We have also recently introduced software based retail and video analytics to our managed services that can be combined with the beacon proximity technology, enabling our customers to analyze both employee and shopper behavior, in real-time, to enable the automation and optimization of marketing campaigns. Interface is a single source turnkey provider, safely integrating our customers’ security and network needs into one highly reliable and cost effective bundle. With our ongoing investments in new product developments and broad North American infrastructure, we are uniquely equipped to meet the rapidly changing technology demands of today’s retail, commercial and small business enterprises.

Our diverse customer base includes large multi-site commercial enterprises in the retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Sunoco, Panda Express, DineEquity (Applebee's and IHOP), Brinker, Chili's, La Quinta and

Edward Jones. As of December 31, 2014, our top ten customers accounted for 54.5% of our total RMR with an average relationship length of eight years. As of December 31, 2014, we serviced approximately 77,400 total customer sites across our customer base through our 16 regional service centers and employee field technicians in most of the largest markets in the United States. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long term contracts make our customer relationships stable and “sticky.” In addition, we have established a sales and installation infrastructure capable of acquiring and managing large national account deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have channel partnership agreements in place with companies such as Cisco Systems (“Cisco”), Honeywell Security (“Honeywell”) and Verizon Wireless (“Verizon”) to expand our national sales reach at minimal incremental cost.

As a result of our infrastructure, partnerships and focus on large, commercial multi-site customers, our costs to create customers are lower than the industry average and we achieve higher than industry average revenue per user (“ARPU”). We have demonstrated the ability to manage large deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011 (“Dollar General Deployment”). In 2014, we entered into a new long-term partnership with Family Dollar to provide a fully-managed bundled services solution to all of Family Dollar’s existing and future store locations with a planned rollout of over 8,000 sites by mid-year 2015. The deployment is well underway at full velocity with over 3,600 stores completed in 2014 and an additional 1,700 stores completed as of February 28, 2015.

Our revenue model emphasizes a strong base of high dollar margin RMR and high ARPU. For the years ended December 31, 2014, 2013 and 2012, our total revenues were $122.8 million, $126.7 million and $110.4 million, respectively, and our total assets were $169.3 million and $128.3 million as of December 31, 2014 and 2013, respectively. Our customer retention rate is among the highest in the industry (measured by RMR attrition). Our average net attrition rate was 10.4% for the year ended December 31, 2014. We maintain a backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) and a sales pipeline that we believe will generate a steady, significant flow of new RMR in 2015 and beyond. As of December 31, 2014, our sales pipeline included approximately $14.6 million of identified opportunities for large managed bundled service deployments for future RMR growth. In addition, as of December 31, 2014, our Contracted Backlog was $2.0 million with a majority of the Contracted Backlog expected to be installed in the first six months of 2015. The related equipment and materials have been procured for the Contracted Backlog.

For the years ended December 31, 2014, 2013 and 2012, Adjusted EBITDA (which is a Non-GAAP measure) was $30.4 million, $38.1 million and $38.1 million, respectively, with an Adjusted EBITDA margin of 24.8%, 30.1% and 34.5%. For a reconciliation of Adjusted EBITDA to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Developments

Disposition of Hawk Security Services Assets

Pursuant to an Asset Purchase Agreement (the “Hawk Asset Purchase Agreement”), dated as of January 9, 2014, by and between My Alarm Center, LLC, d/b/a Alarm Capital Alliance (“Buyer”), and Interface Systems, we sold certain residential customer contracts and related assets and liabilities used exclusively in, or necessary to conduct, the alarm system sales, installation, repair, maintenance and monitoring services of our Hawk Security Services brand (“Hawk”) in the State of Texas (the “Transferred Assets”) to the Buyer. The total purchase price for the Transferred Assets was approximately $42.8 million. We continue to operate in the residential alarm monitoring business and the Hawk branded services were not clearly distinguishable operationally or for financial reporting purposes. We used a portion of the net proceeds to redeem all of the issued and outstanding shares of our Class G Preferred Stock and Class F Preferred Stock and part of our Class E Preferred Stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to our stockholders as permitted under the indenture governing the 9 1/4% Senior Secured Notes due 2018 issued by Holdings and Interface Systems (the “Notes”). In accordance with the “Asset Sales” covenant in the indenture governing the Notes, a portion of the sale of the Transferred Assets constituted a “Permitted Hawk Disposition” under such indenture, and therefore did not constitute an “Asset Sale” under such indenture. The remaining $13.2 million of the sale did constitute an “Asset Sale,” and we applied such Asset Sale proceeds as required under such indenture.

Corporate Reorganization

On May 30, 2014, we completed a corporate reorganization with a newly formed holding company, Interface Master Holdings, Inc. (“Master Holdings”), in connection with the closing of a $115.0 million offering of 12.50% / 14.50% Senior Contingent Cash Pay Notes (the “Master Holdings Notes”) issued by Master Holdings. Pursuant to the reorganization, each of SunTx Capital Partners, L.P. (together with its affiliates, “SunTx”), the Management Investors (as defined below) and certain other stockholders of Holdings exchanged all of their shares of each class of common stock of Holdings and each class of preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings with substantially similar terms as the shares of Holdings. In addition, Master Holdings used $71.6 million of the proceeds of the offering to purchase shares of Class A Common Stock and Class B Common Stock of Holdings. Holdings and Interface Systems intend to use the consideration from the sale of shares of Holdings common stock to Master Holdings to make cash interest payments on the Notes and for general corporate purposes, including to fund growth initiatives. The foregoing transactions described in this “Corporate Reorganization” section are referred to collectively as the “Reorganization Transactions.” Immediately following the consummation of the Reorganization Transactions, Master Holdings owned approximately 99% of each class of common stock of Holdings and at least 99% of each class of preferred stock of Holdings. Subsequent to the Reorganization Transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns 100% of the common stock and preferred stock of Holdings.

Industry Overview

We believe we are the only nationwide provider of integrated bundled managed IP and physical security services. To date, we do not believe there are any direct competitors capable of offering a similar suite of bundled services on the same scale as we offer. However, we do face competition on an un-bundled basis across the following sectors:

Secure Managed Cloud Services Market. The secure managed cloud services industry encompasses many outsourced and hosted technology-enabled services including security as a service. In the security industry, the market is often referred to as managed security services, particularly as it relates to information technology (“IT”) security. Total IT spending and the share of security within IT budgets is expected to increase in 2015 and beyond, as the rising sophistication of computer network attacks and subsequent cost of repairing security breaches will continue to drive IT security demand. Among businesses, the industry trade group Connected Nation estimates in its 2013 Business Survey that 1.8 million U.S. businesses or 24% of all U.S. businesses are still without broadband. Within the retail trade, recreation, food and lodging sectors, approximately 32% of businesses do not utilize broadband services. Infonetics Research, a market research and consulting services firm focused on the communications industry, estimates that in the first half of 2013, global residential and business Voice over Internet Protocol (“VoIP”) services revenue rose 3% to $33 billion and is projected to grow to $80 billion by 2017. Similarly, the global market for cloud-based video surveillance is expected to more than double in just four years from $570 million in 2013 to $1.3 billion in 2017, according to TechSci Research.

Electronic Security Monitoring Market. Over the last decade, the security monitoring market has remained highly competitive and fragmented without any material change to market concentration. Competition in the industry is based primarily on services offered, reputation for quality of service, market visibility, price and the ability to identify potential new customers. Technological advances have reduced costs and streamlined installation, which in turn has resulted in higher customer adoption. This trend is expected to drive a migration of customers from security-focused companies to suppliers offering integrated solutions. The electronic security monitoring industry (equipment and monitoring) was estimated by Barnes Associates at $49.6 billion in 2014. According to estimates of Barnes Associates, the market for monitoring and related electronic security services in which we primarily compete generated approximately $23.2 billion in revenue in 2014 and has grown every year for the past ten years. This industry has been growing across economic cycles, driven by increased penetration, higher pricing and overall population, business and home growth. We believe the electronic security monitoring industry tends to be relatively recession resilient as compared to other industries, as heightened security awareness typically occurs during times of economic turmoil due to the higher perceived risk of crime.

Remotely Managed Video Surveillance Market. Remotely managed video monitoring is a rapidly growing segment of commercial security and is evolving from a primary focus on security to a key business intelligence tool. MarketsandMarkets estimates that the global video surveillance as a service market will grow from $474 million in 2011 to $2.4 billion in 2017, representing a compound annual growth rate (“CAGR”) of 31.5%. The projected growth of the remotely managed video surveillance market is largely driven by the replacement of analog equipment with IP-based equipment, general security and terrorism concerns, business intelligence application and IT and physical security convergence. Multi-store and franchised retail sites are emerging as an early adopter of this technology, especially given the migration from analog video to video programming over IP (“IP video”) and the new features offered as a result. While retailers have traditionally applied video surveillance for loss prevention and security measures, enhanced video surveillance systems can also help generate information to help retailers optimize store layouts, measure the effectiveness of promotional campaigns, identify customer patterns and address other marketing and operational uses. According to a 2013 survey by the Loss Prevention Research Council, approximately one third of retailers possess analog-only systems, down from approximately two thirds in 2010. However, approximately 60% of those retailers currently using analog systems have a plan to or are considering migrating to IP video. If these retailers migrate to IP video, the adoption of intelligent video surveillance services over the next several years would substantially expand.

Business Strengths

Leader in Bundled Physical Security and Secured Network Services. Many years of operational experience, significant investment in infrastructure and the development of proprietary software has enabled us to become a leader in combining physical security and secured network services into a seamless solution. We believe our bundled services enhance revenues, improve operations and deliver material cost savings to our customers. While some of our competitors offer certain overlapping services, we are aware of no competitor that has been able to effectively pair physical security with the broad range of managed IP services we offer over a SMB connection. We believe our ability to combine both physical and data security applications on a national scale is the key differentiator that separates us from our competition. We further believe our ability to integrate services onto a single platform and monitor related events from a centralized location is unparalleled in the market. In addition, our bundled service offering is enhanced by the following:

•
Technology Infrastructure. We provide around-the-clock monitoring of managed network and security events through our SOC / NOC located just outside of St. Louis, Missouri, which is Underwriters Laboratories (“UL”) listed and Central Station Alarm Association (“CSAA”) Five Diamond rated. From this operations center, we are able to provide continuous monitoring of customer systems in addition to providing help desk support.

•
Proprietary Video Surveillance Technology. Westec Interactive Video, which we acquired as part of our March 2012 merger (the “Westec Acquisition”) with Westec Acquisition Corp. and its wholly-owned subsidiary Westec Intelligent Surveillance, Inc. (collectively, “Westec”), was a significant addition to our bundled service offering. Now branded as Digital Witness, we provide highly specialized interactive video services from our special purpose monitoring C3 in Plano, Texas, which is UL listed, CSAA Five Diamond rated and Electronic Testing Laboratories certified. The Digital Witness system provides video escorts, video guard tours, audits and rapid response video and audio alarm verification services to over 4,300 active monitoring sites in the luxury retail, discount retail, dining, quick-service restaurant (“QSR”) and hospitality vertical sectors.

Operating Model Creates “Stickier” Customers. Through our bundled service offering, we are able to reduce the number of vendors our customers must utilize and consolidate billing and services to a single vendor. We offer standardized contracts and service level agreements for our multi-site customers to reduce administrative costs and internal delays while ensuring uniform service standards. In addition, we design and install all of the required equipment (both hardware and software) for our bundled service offering and enter into long-term (on average five years) contracts with our customers. Once in place, our bundled customer relationship becomes more stable due to the custom configuration of each security solution we provide to our customers and the significant cost to migrate to another provider. As of December 31, 2014, 43.2% of our commercial customer sites subscribed to more than one service offering and 35.3% adopted our secured network services bundled offering within the bundled services, demonstrating the appeal of a broad multi-service platform. As of December 31, 2014, our average combined commercial and residential twelve month average net attrition rate was 10.4%. Our national account customers with IP related bundled services, which excludes Digital Witness, are our “stickiest” and our twelve month average net attrition rate among these customers as of December 31, 2014 was only 7.9%.

High ARPU Customers with Low Creation Costs. Our portfolio of products and services and industry vertical focus emphasizes high ARPU and provides high dollar margins. While traditional alarm customers in the industry typically generate $25 to $50 of monthly ARPU, our average customer site generates an ARPU of $109.16 per month ($147.67 for commercial and $30.88 for residential) as of December 31, 2014. We have made significant investments in our infrastructure and resources to manage and install large-scale deployments in recent years. This ability is highlighted by the Dollar General Deployment and our partnerships with Michaels Stores and Family Dollar. We have invested time and resources in recent years to purpose-build a technology infrastructure that is highly scalable and enables us to continue to expand our diversified customer base. Because of the scalability of our business model, adding services to an established customer platform is a highly cost-efficient way to increase RMR at very low creation costs. Our SOC / NOC and C3 has the capacity and ability to monitor additional accounts without investing capital to expand those facilities. This allows us to not only add new customers at low creation costs, but also improves our monitoring gross margins as we leverage our fixed monitoring overhead and add incremental customer sites.

Blue Chip Customer Base. Our diverse customer base includes large multi-site commercial enterprises in the retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Sunoco, Panda Express, DineEquity (Applebee's and IHOP), Brinker, Chili's, La Quinta and Edward Jones. We primarily focus on industry verticals where there is a significant base of national accounts with multi-site operations, both company operated and franchised. Our customers in the luxury retail, discount retail, QSR, convenience store and restaurant industries have been responsive to our service offerings and are rolling out installations at a strong pace, showing excellent near and long- term growth potential. Our business model focuses on industry verticals with high adoption rates leading to higher “win rates” that achieve scale and build reputation through strong word-of-mouth referrals. These verticals remain largely under-penetrated and provide a strong organic growth pipeline. We have benefited from the shift to adopting corporate-wide security and IP service standards among large commercial customers with national accounts. Whereas in the past, vendor selection was a function typically relegated to the store manager, more retail and franchise chains are assuming corporate-wide policies and are therefore seeking vendors that already have the experience and scale to service a national customer base. Corporate-mandated standards are typically more stringent and tend to incorporate more effective technologies that require expertise and experience on the part of the vendor, which we believe is a significant advantage and point of differentiation for us. Our focus on large, established multi-location commercial customers and national accounts helps reduce our exposure to attrition as a result of customer locations closing or customers going out of business.

Significant Contracted Backlog and Pipeline. We maintain a substantial Contracted Backlog and sales pipeline that we believe will generate a steady and significant flow of new RMR in 2015 and beyond. As of December 31, 2014, our Contracted Backlog was $2.0 million with a majority of the Contracted Backlog expected to be installed within the first six months of 2015. The related equipment and materials have been procured for the Contracted Backlog. In addition, as of December 31, 2014, our sales pipeline included approximately $14.6 million of identified opportunities for multiple, large managed bundled service deployments for future RMR growth, of which $6.0 million is with existing customers looking to add services. We believe there are $10.5 million of identified RMR opportunities in the early stage, $3.4 million of RMR opportunities that are in the design stage and $0.7 million of near-term, high probability RMR opportunities in the contract stage that will be converted to Contracted Backlog in 2015.

Strong Revenue and Organic Growth. We have increased total revenue by 11.2% from $110.4 million for the year ended December 31, 2012 to $122.8 million for the year ended December 31, 2014 through organic growth and acquisitions. From January 1, 2002 through December 31, 2014, we have created $10.7 million of new RMR from internal growth activity, excluding the impact of attrition. From January 1, 2012 through December 31, 2014, including the impact of the Westec Acquisition and the sale of the Transferred Assets, we have grown RMR internally from $5.8 million to $8.4 million, representing a CAGR of 13.1%.

Knowledgeable and Experienced Management Team. Our senior executives have significant industry experience (over 110 years combined) and strong technical expertise. We have grown organically and completed 42 acquisitions since 1998 to reach total RMR of $8.4 million as of December 31, 2014, which would make us one of the top 15 largest alarm companies in the United States based on RMR as of December 31, 2014, according to a 2014 report issued by Security Distributing and Marketing Magazine.

Business Strategy

Target National Accounts. We believe that our primary growth opportunity is in the multi-site regional and national account market segment. Customers in this segment represent an attractive source of RMR because they are continuously seeking to increase security while reducing operating expenses and improving store operations.

Internal Sales. We plan to continue to grow our customer base in both new and existing geographic regions through our internal sales infrastructure. We have a nationwide presence through our 16 regional service centers and a national account sales team consisting of 24 team members. Our sales team is responsible for sourcing new business and for supporting our largest customers that typically have national footprints. In addition, we believe our ability to manage all customer relations from our corporate headquarters and SOC / NOC in St. Louis, Missouri and our C3 in Plano, Texas and deliver same day / next day service nationwide is a key differentiator in winning large multi-site national accounts that require centralized support and consistent service levels across all locations. Since the beginning of 2012, we have installed $4.7 million of new national account RMR as of December 31, 2014, and believe that by December 31, 2015, we will have installed an additional $2.1 million of new national account RMR.

Cisco, Verizon, Honeywell, CradlePoint and Other Partnerships. We have established significant “ecosystem” channel partnerships that we believe will provide a significant source of new business in 2015 and beyond. Many of these partners enjoy significant scale and brand awareness in our target markets, which enables us to streamline and accelerate the sales process.

•
Cisco is the “worldwide leader in networking,” and we have deployed Cisco’s solutions for the past 7 years. In addition, we are a Cisco registered partner and maintain a very close product development and go to market relationship with Cisco which allows us to receive discounts and a dedicated Cisco team for sales and technical support, as well as marketing and sales resources.

•
We established a strategic marketing partnership with Verizon in 2012 under the Verizon Partner Program (“VPP”). As a VPP partner, we benefit from Verizon’s lead sharing, co-marketing efforts and sales management tools. We have access to a dedicated webpage, internal to Verizon sales representatives, that provides a company overview of us, how to contact us for help with deals, white papers, key wins and additional detailed information. By being included in the lead sharing portal, Verizon sales representatives can enter leads into their customer relationship management (“CRM”) system which automatically emails them to us. Our partnership currently includes a nationwide alignment of go-to-market resources and has resulted in our participation in over 50 Verizon local marketing events. The latest program was our invitation to participate in Verizon’s 2014 Connected Technology Tour (“CTT”), a series of 20 local shows across the major Verizon markets. We were one of only approximately 20 Verizon partners (5% of all Verizon partners) that were invited to participate in all 20 CTT programs across the nation.

•
We have enjoyed a long and prosperous relationship with Honeywell, a strategic provider of many of our physical security products that are integrated into our managed services. We have received 15 different annual awards from Honeywell since 2009, including the prestigious 2014 Dealer of the Year Award.

•
A more recent example of the growing strategic importance of our channel program is the relationship we have built with CradlePoint. CradlePoint is the “global leader in 3G/4G cellular network solutions” and provides the network redundancy equipment that enables us to deliver strong service level agreement commitments on network uptime as a part of our managed services. CradlePoint is a well branded and a recognized leader in the small footprint distributed enterprise market that overlaps significantly with our target market. Our joint-sales efforts are yielding significant opportunities including a recently identified, 3,000+ site opportunity. We were recently awarded CradlePoint’s Partner of the Year award for 2014, an impressive accomplishment based on our partnership approach, year over year growth, largest single deal and total revenue.

•
Finally, we participate in Channel Partner magazine’s annual awards program, the Channel Partners 360° Business Value Awards (“CP360°”). The CP360° award “prizes innovation, solutions-orientation and customer focus” and “it honors solutions providers that are creating business value for their customers with a holistic approach to telecom and IT technology solutions.” As a broad testament to the strength of our channel program, we were awarded the CP360° Business Value Award from Channel Partners magazine for the second straight year in 2014.

As a result of these relationships, we have identified over 19,000 potential new customer sites, with total potential RMR of approximately $4.8 million as of December 31, 2014 and we believe this number will increase over the next several years.

Increase Sales from Existing Customer Base. We believe the potential to up-sell additional services to our existing customers presents a significant opportunity. As businesses regularly review budgets to determine how to achieve cost savings, increase security and improve operations, we are able to leverage our existing relationship with our customers to generate new sales. As of December 31, 2014, 43.2% of our commercial customer sites subscribed to more than one service offering and 35.3% adopted our secured network services bundled offering within the bundled services. We believe that the adoption rate of our bundled service offerings with existing customers will increase and we have identified $6.0 million of potential cross-selling opportunities in our pipeline and continue to work to identify more opportunities to sell our existing customers incremental services.

Products and Services

As a managed broadband service provider, we establish a foothold within a customer’s operations by delivering the last-mile connection utilizing the most suitable broadband technology (e.g., DSL, cable, 4G) based on the customer’s usage and speed requirements. By upgrading a customer’s analog security panel to IP, security can then be provided over the Internet with greater speed and lower cost as the customer can then eliminate costly, dedicated land lines. Other IP security applications such as PCI compliant credit card transport, remote interactive video monitoring, identification card access and thermostat control are available to further improve business operations. Additionally, the introduction of managed digital voice has enhanced our bundled offering with state-of-the-art features and elimination of all analog land lines.

Our primary source of revenue is recurring services revenue, generated through monitoring, management, maintenance and installation services provided to our customers in accordance with their customer contracts. For the years ended December 31, 2014, 2013 and 2012, recurring services revenue represented approximately 87.0%, 88.0% and 89.0%, respectively, of our total revenues. Recurring services for our customers are billed in advance, primarily monthly, pursuant to the terms of customer contracts. Revenue is recognized ratably over the contract term. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized in the period that these services are provided. Installation revenue represents upfront one-time charges billed to customers at the time of installation. Revenue on installation contracts is recognized upon completion and delivery of the installation in transactions where equipment is sold. For transactions in which we retain ownership of the system, any amounts collectible upfront are deferred and amortized over the longer of the estimated customer life or the initial term of the contract. Service and maintenance revenue is associated with ongoing support of customer premise equipment. Service revenue is billed, and the associated revenue recognized, when the services are performed. Maintenance revenue is billed and revenue is recognized ratably over the contract term. The remainder of our revenue is generated through products revenue and other services. For the years ended December 31, 2014, 2013 and 2012, products revenue represented approximately 13.0%, 12.0% and 11.0%, respectively, of our total revenues.

SMB. We provide SMB services that cater primarily to the business needs of retail and commercial customers. Each customer’s SMB is continuously monitored to ensure our network meets the highest standards available in the industry. The ‘always-on’ PCI compliant network supports a number of optional security applications that further enhance security and protect a customer’s critical information and assets. Key network security features include firewall, white-listing, content filtering, Intrusion Protection, Intrusion Detection Systems (“IPS/IDS”), IPS/IDS logging, rogue wireless detection and secure guest WiFi.

Payment Cardholder Industry Compliance Support. As requirements for acceptance of credit cards become more stringent as determined by the PCI, retailers are seeking to find reliable, PCI-compliant network security providers or risk losing the ability to accept credit cards. Our PCI compliance support uses our SMB to connect all locations within an organization through a private, unified network infrastructure designed to protect sales transaction data within PCI security standards. Our SOC / NOC provides twenty-four hours per day, seven days per week, 365 days per year (“24/7/365”) monitoring and management of the secured network to reduce the risk of fines, penalties and loss of payment card privileges that accompany serious security breaches.

Managed Digital Voice (“VoIP”). We provide managed digital voice services over the customer’s broadband connection eliminating the need for analog telephone service and maintenance and allowing us to offer additional features such as free long distance, “find-me/follow-me” and unified voicemail and e-mail, among others. Our managed digital voice package provides significant cost savings over analog phone service and replaces multiple phone lines with direct-inward-dial, digital extensions. In addition, IP phone systems are easily managed through application software that allows for customization across the employee base, such as the addition of new lines or changes in extensions, as well as instant access to detailed phone usage logs. Customers can monitor the status and performance of their managed digital voice service via a web-based portal.

Commercial Alarm / Event Monitoring. We provide custom-designed physical security systems to meet the specific needs and budgets of our customers. Our security systems provide state-of-the-art alarm control and detection sensors supported by one of the most technologically advanced monitoring infrastructures in the industry. We monitor and report events such as intrusion, fire / smoke, sprinkler and carbon monoxide levels. Highly trained personnel monitor the status of the system from our 24/7/365 SOC / NOC, allowing immediate notification to authorities in the event of a monitored event. In addition, our alarm monitoring offers Global System for Mobile Communications wireless transmission as both a primary means of communication to the SOC / NOC, as well as a back-up in case there is a disruption of terrestrial phone service. Alarm verification service utilizing two-way audio connectivity with the customer’s premises during an event and live video images of the customer’s premises displayed at the SOC / NOC are available as important tools for reducing false alarm rates and improving law enforcement response times.

Remotely Managed Video Surveillance. Our monitored video surveillance systems comprise a full range of configurations consisting of cameras, multiplexers, domes, quads, splitters, digital video recorders and other standard equipment. The presence of video surveillance equipment imposes an immediate deterrent that can result in substantial reduction in internal and external theft and fraudulent insurance claims. Our primary products and services include video verification, rapid response, video escorts, snapshot audits, and Digital Witness service plans.

Access Control Solutions. Our integrated access control solution, known as InterCard, provides full-featured managed access control systems for organizations of all sizes. From the SOC / NOC, we provide real-time management of a building’s access requirements, including card activation and deactivation. InterCard is scalable from a single door application to large enterprise facilities with multiple buildings and controlled access points with thousands of employees. We offer a guaranteed two-hour response to requests for changes, in addition to immediate emergency assistance through our help desk. Customers also receive software upgrades for the life of the system, which ensures InterCard is always functioning at peak performance.

Residential Alarm Monitoring / Home Automation. We offer a feature rich alarm monitoring / home automation service. The system can be controlled through wired or wireless panels and sensors and can be accessed through the Internet by computer, tablet or smart phone. With our optional add-on home automation and energy management solution, we give the homeowner complete remote control of the home’s critical systems with any web-enabled computer or mobile device.

Infrastructure

Significant investment in infrastructure and the development of proprietary software has put us ahead of our competition in terms of both quality and depth of services provided. With highly scalable network systems and a fully redundant monitoring platform, the integrity of our infrastructure provides for maximum up-time ensuring the highest levels of customer safety, service, and satisfaction. In 2012, we invested in a VMware infrastructure to allow high availability of up-time for critical business systems. The core infrastructure allows for a scalable solution to allow for future growth and disaster recovery.

We use a Windows-based event monitoring automation platform called Manitou at our SOC / NOC. The software interprets, records, and maintains all customer events whether they are burglary, fire, panic / duress, medical, environmental or broadband related. An auto-client function provides the ability to automate event notification to customers via text message or email, freeing up staff to handle higher priority events. Manitou also integrates with numerous other security related platforms such as remote video and global positioning system (GPS) monitoring.

The foundation of the interactive C3 is the Operator v.3.0 alarm automation software (“Operator”). Operator is a Windows-based application wholly designed and developed in-house by Westec utilizing C3 and leveraging a Microsoft SQL Server database infrastructure. Within the C3, our team uses Operator exclusively to handle well over 2 million events per year. Operator provides us with leading capabilities for remote video surveillance management and monitoring services. This unique capability is not only reflected in the service proposition to the customer but in the total value proposition as well, as we can offer these services with the same or higher margins, at lower price points to customers, than the competition.

Partners

We have partnered with various third parties to provide products that we utilize in connection with the services we provide to our customers. In addition to the channel partners mentioned in our business strategy, we are also a dealer of security systems manufactured by Honeywell and we have a strategic partnership with Edwards Systems Technology, a subsidiary of GE Security, to provide fire alarm equipment for our customers in St. Louis, Missouri and regions of southern California. We also have agreements with Verizon and Stanley Security Systems for various additional products that we offer to our customers. Through our Vertical Solutions Partnership with Verizon we offer 4G LTE high speed wireless broadband services to our commercial customers. We are an authorized dealer for

HUGS, a specialized infant identity and location monitoring technology manufactured by Stanley and used in hospitals to secure the nursery areas.

In addition to strategic product partnerships, we utilize support services offered by Vertek Corp., Comm-Works Holdings, LLC and Endeavor Telecom, Inc. Vertek Corp. provides us with support services related to SMB and digital voice deployment including broadband prequalification and provisioning, order management, scheduling and reporting. Endeavor Telecom, Inc. and Comm-Works Holdings, LLC. provides on-demand field service technicians to provide system installation and service to our customers. In addition to field service, Endeavor Telecom, Inc. also provides inventory management, staging, configuration, testing, assembly, kitting, packaging and return services in connection with our multi-site bundled service deployments.

Customers

We offer our products to a diverse group of customers and primarily focus on industry verticals where there is a significant base of national accounts and multi-site locations. Within these verticals, we have a strong presence and acumen where our product suite has the most operational impact and highest value proposition. The luxury retail, discount retail, QSR, convenience store and restaurant verticals, among others, have been the most responsive to our offerings.

We provide services to a diversified mix of residential and commercial customers. The shift in customer mix towards commercial customers is a direct result of our strategy to focus resources on our higher RMR and margin bundled service customers (bundled services are more relevant for commercial users as opposed to residential users). As of December 31, 2014, we serviced 77,400 total customer sites, with the residential / commercial customer mix at 33% / 67%; however, commercial customers will continue to contribute a much higher percentage of total RMR at 91% compared to 9% for residential customers. As of December 31, 2014, approximately 19.5% and 14.5% of our total RMR was attributable to our top two customers, respectively, and 54.5% of our total RMR was attributable to our top ten customers. For the year ended December 31, 2014, approximately 18.5% of our total revenue was attributable to Dollar General. In February 2015, the Company extended the initial term of the contract with Dollar General through the year ending December 31, 2019. The extension included a broadband speed upgrade with a corresponding increase in RMR.

We typically enter into long-term (on average five years) contracts with our customers. After the initial term, these contracts are typically subject to automatic renewal periods of one year.

Customer Service

We have taken several steps to ensure that the customer experience is seamless and high-touch, from a customer’s initial point of contact through to contract renewal. Key personnel, including all senior executives, are readily accessible to handle customer service escalations. Through our website, customers are able to: (i) e-mail customer service; (ii) fill out and submit an online form to a customer service representative; or (iii) find a toll-free number to reach customer service. Our help desk is staffed seven days a week with access to Level 1 and Level 2 support with Level 3 network engineers on-call 24/7/365. Field engineering support by qualified technicians is provided on demand seven days a week. We have also developed a proprietary customer web portal called ISS Portal which allows multi-site customers to track the status of new orders as well as view real-time performance metrics related to service cases, service dispatches, installations, and network and VoIP services.

We have invested in the implementation of a CRM On-line Configurator Quoting and Order Management Solution (“Experlogix”) to support our multiple channel sales initiatives and to improve customer tracking and satisfaction. The solution includes the Experlogix configurator, Microsoft CRM and Scribe Middleware software which connects to our accounting / business software Microsoft Dynamics NAV. CRM is the foundation for tracking sales opportunities and managing orders. CRM’s workflow processes are pre-established by management and the system provides automation and simplified, pre-defined workflows with automated multi-level approvals. The system also provides a vast array of reporting, including flexible dashboards, built-in sales reports (without IT assistance), predictive analytics to identify key selling scenarios and an Intuitive Report Wizard to instantly create ad-hoc reports.

Sales and Marketing

We receive a steady stream of inbound customer leads from: (i) responses to Internet marketing; (ii) customer referrals; (iii) business-to-business direct marketing; (iv) attendance at retail and loss prevention conventions; and

(v) participation in partnership programs with our channel partners including Verizon and Cisco. As part of our targeted Internet campaign, we drive traffic to our website to help potential customers research and inquire about our products and services. Potential customers have the option of chatting live with a sales representative, calling our toll-free number or filling out an online form with their contact information and services of interest. We have also invested significant capital and resources to further develop and refine our direct marketing strategy. Through search engine optimization and search engine marketing techniques incorporated into our recently enhanced website, we have developed strategies to optimize web search results to drive inbound phone calls to the Company and collect customer leads from the website. We also provide our existing customers with incentives for any referrals that result in a new account, including a $50 referral fee. Referrals are convenient and easy to receive, as referring customers are able to visit our website and fill out a simple form with the names and contact information of any prospective customers. We spent over $21.0 million on sales and marketing during the year ended December 31, 2014 to generate new RMR and sales pipeline opportunities.

Backlog

We maintain a substantial Contracted Backlog and sales pipeline that we believe will generate a steady and significant flow of new RMR in 2015 and beyond. Our Contracted Backlog is in addition to our total RMR already in place and includes new RMR associated with fully executed customer contracts for services that are pending installation. As of December 31, 2014, our Contracted Backlog was $2.0 million, with a majority of the Contracted Backlog expected to be installed within the first six months of 2015. The related equipment and materials have been procured for the Contracted Backlog. As of December 31, 2013 and December 31, 2012, our Contracted Backlog was $0.3 million and $0.6 million, respectively.

Competition

The security monitoring industry is both highly fragmented and highly competitive. Competition in the security monitoring industry is based primarily on reputation for quality of service, service and product capabilities, market visibility, price and the ability to identify subscriber accounts. Of the numerous security alarm providers in the United States, currently none offer bundled managed IP services in a fashion similar to us.

A number of large monitoring and integration companies, particularly ADT, Siemens, Stanley CSS, Diebold and G4S along with mid-size companies like ASG, Kastle Systems and Vector are attempting to extensively upgrade their IP capabilities and offer bundled services over broadband. However, none currently offer SMB services. In some cases, large legacy installed bases will take significant convincing to move to the type of virtual private network format that our client base finds appealing. Also, we are the only security company that is certified as a Cisco MSCP.

A number of advanced communications and managed services technology companies are beginning to offer various levels of physical security bundled into their offerings. This includes companies like Science Applications International Corporation, IBM, AT&T, Unisys, Verizon, Comcast and Time Warner. While these companies have the IT capabilities to market bundled services over the public Internet, or via a virtual private network, none of them to date have demonstrated a willingness to provide the type of day-to-day operational monitoring and response capabilities that the physical security customer requires.

Government Regulations

We are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities.

We are required to obtain various licenses and permits from state and local authorities in connection with the operation of our businesses. Most states regulate in some manner the sale, installation, monitoring or maintenance of electronic security systems. In the states that do regulate such activity, security service companies and/or their employees and agents are typically required to obtain and maintain licenses and/or certifications from the state as a condition to engaging in the security services business.

In addition, a number of local governmental authorities have adopted ordinances regulating the activities of security service companies, typically in an attempt to reduce the number of false alarms in their jurisdictions. These ordinances attempt to reduce false alarms by, among other things, requiring permits for individual electronic security systems, imposing fines (on either the customer or the company) for excessive false alarms, limiting the number of false alarms that the police will respond to at a particular location within a certain period of time, and requiring various types of alarm signal verification prior to dispatching authorities.

The sales and marketing practices of security service companies are regulated by the Federal Trade Commission (“FTC”) and by state consumer protections laws. Such laws and regulations typically place certain restrictions on the manner in which electronic security products and services can be advertised and sold, and impose an obligation to provide residential purchasers of electronic security products and services with certain rescission rights. In certain circumstances, such consumer protection regulations may also require the disclosure of certain information in the contract between the security services company and the customer and, in addition, may prohibit the inclusion of certain terms or conditions of sale in such contracts.

The products we sell to our customers, which interface with a variety of wireline, wireless, and IP networks must comply in the United States with the technical requirements established by the Federal Communications Commission (“FCC”), which standards may from time to time be amended.

Environmental and Health and Safety Matters

We are subject to various federal, state and local laws and regulations that (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the generation, release or disposal of regulated materials, substances or wastes; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety. From time to time, our operations or products have resulted in, or may result in, non-compliance with, or liability pursuant to, environmental or health and safety laws or regulations. We believe that our operations and products are generally in compliance with environmental and health and safety regulatory requirements or that any non-compliance will not result in a material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and regulations have not been material. However, we cannot assure you that future costs and expenses required for us to comply with any new or changes in existing environmental and health and safety laws and regulations or new or discovered environmental conditions will not have a material adverse effect on our business.

We have not been notified of and are otherwise currently not aware of any contamination at our currently or formerly operated facilities for which we could be liable under environmental laws or regulations for the investigation and remediation of such contamination and we currently are not undertaking any remediation or investigation activities in connection with any contamination conditions. There may however be environmental conditions currently unknown to us relating to our prior, existing or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired which could have a material adverse effect on our business.

New laws, regulations or policies or changes in existing laws, regulations or policies or their enforcement, future spills or accidents or the discovery of currently unknown conditions or non-compliances may give rise to investigation and remediation liabilities, compliance costs, fines and penalties, or liability and claims for alleged personal injury or property damage due to substances or materials used in our operations or products; any of which may have a material adverse effect on our business, financial condition, operating results or cash flow.

Our Sponsor

SunTx is a Dallas, Texas based private equity firm that invests in middle-market manufacturing, distribution and services companies. SunTx specializes in supporting talented management teams in industries where SunTx can apply its operational experience and financial expertise to build leading middle-market companies with operations typically located in the Sun Belt region of the United States. Since the firm’s inception in 2001, SunTx has invested over $600 million in a variety of sectors including manufacturing, broadcasting, business services, consumer products and food and beverage.

The capital committed by SunTx comes from its principals, as well as from institutional investors, including leading university endowments, financial institutions and corporate and public pension funds.

Employees

As of December 31, 2014, we had approximately 650 full-time employees. Seven of our employees in St. Louis, Missouri and two employees in Peoria, Illinois are members of the Communications Workers of America, AFL-CLO (the “CWA”). We negotiated our contract with the CWA in August 2014 and it expires in March 2017.

Corporate Information

Interface Security Systems Holdings, Inc. is a Delaware corporation formed in 2001. Our principal offices are located at 3773 Corporate Center Drive, Earth City, Missouri 63045. Our telephone number is (314) 595-0100 and our website is www.interfacesystems.com. The information contained on our website or available by hyperlink from our website is not incorporated into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC.

Item 1A. Risk Factors.

Risks Related to Our Business and Our Industry

If we are unable to maintain compliance with various covenants under the Revolving Credit Facility to borrow funds, our business, cash flows and operations could be materially adversely affected.

Holdings and Interface Systems are parties to a $45.0 million revolving credit facility (as amended, the “Revolving Credit Facility”), dated January 18, 2013, as amended on September 30, 2013 and May 16, 2014, among Interface Systems and its then-existing subsidiaries, as borrowers, Holdings, as guarantor, and Capital One, N.A. (“Capital One”), as administrative agent and lender. We are required to comply with various financial and non-financial covenants in order to borrow under the agreement governing the Revolving Credit Facility. If we are unable to maintain various financial and other covenants required by the agreement governing the Revolving Credit Facility, we will be unable to borrow any funds under the agreement until we cure any such defaults. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof. For example, on May 16, 2014, we entered into a waiver, consent and second amendment to the Revolving Credit Facility with Capital One, which (i) amended the Revolving Credit Facility to permit, and in which Capital One consented to, certain events in connection with the Reorganization Transactions; (ii) amended the Revolving Credit Facility to provide that a “change of control” in the indenture governing the Master Holdings Notes will constitute a “change in control” under the Revolving Credit Facility; and (iii) waived any defaults in connection with the prior substantial doubt about our ability to continue as a going concern.

There can be no assurance we will be able to obtain consents, waivers or other modifications to any defaults if needed in the future on economic terms, if at all. Failure to comply with any of the covenants, representations or warranties, or failure to modify them to allow future compliance, could result in our being in default and could cause all outstanding borrowings under the Revolving Credit Facility to become immediately due and payable, or impact our ability to borrow under the agreement. If we are unable to borrow funds under the Revolving Credit Facility, we will need to seek a replacement credit facility or raise additional capital from other sources to continue our operations, which capital may not be available on acceptable terms, or at all.

The indenture governing the Master Holdings Notes generally prohibits Master Holdings, Holdings or any of their subsidiaries from incurring additional funded debt, other than amounts available under the Revolving Credit Facility, which could materially adversely affect our and Master Holdings’ ability to fund operations or service debt.

Our and Master Holdings’ ability to finance operations and meet debt obligations may depend on our and Master Holdings’ ability to borrow money. The indenture governing the Master Holdings Notes generally prohibits borrowing by Master Holdings, Holdings and their subsidiaries of funded debt other than advances under the Revolving Credit Facility not exceeding the lesser of $45.0 million or 5 times RMR (or, subject to meeting certain financial tests, the lesser of $50.0 million or 5 times RMR). No assurance can be given that (i) operating income would be sufficient to fund operations and service debt, (ii) we would be able to meet various covenants under Revolving Credit Facility in order to borrow funds, or (iii) any available advances under the Revolving Credit Facility would be sufficient to fund operations and debt service requirements when needed. We and Master Holdings may be required to seek other sources of capital such as equity investments, which may not be available on terms permitted under the indentures governing the Master Holdings Notes or the Notes or on acceptable terms or at all. The indentures governing the Master Holdings Notes and the Notes restrict Master Holdings’ and our ability to issue certain types of preferred stock or issue equity in us, which may limit Master Holdings’ and our ability to obtain equity capital in the future. In the event that operating income is not sufficient to fund operations and debt service and additional capital is not available from permitted sources in the future, we and Master Holdings would be required to seek a recapitalization transaction. No assurance can be given that we and Master Holdings would be able to effect a recapitalization transaction. If we and Master Holdings are unable to access capital required to fund operations or service debt, our business, financial condition and results of operations could be materially and adversely affected.

If for any reason we or Master Holdings are unable to meet our debt service and repayment obligations, including under the Master Holdings Notes, the Revolving Credit Facility and the Notes, we and Master Holdings, as applicable, would be in default under the terms of the agreements governing such indebtedness, which would allow the creditors at that time to declare all outstanding indebtedness to be due and payable. This would likely in turn trigger cross acceleration or cross default rights between our and Master Holdings’ applicable debt agreements. Under these circumstances, our and Master Holdings’ lenders could compel us to apply all of our available cash to repay our or its borrowings or they could prevent us from making payments on the Notes. In addition, these lenders could then seek to foreclose on our assets that are their collateral. If the amounts outstanding under the Master Holdings Notes or under the Revolving Credit Facility or Notes were to be accelerated, or were the subject of foreclosure actions, we cannot assure you that our or its assets would be sufficient to repay in full the money owed to our debt holders, including you as a noteholder.

We may be unable to continue as a going concern due to our recent level of cash flow and cash balances.

As a result of our recent level of cash flow and cash balances on hand, our consolidated financial statements raises substantial doubt about our ability to continue as a going concern. We expect that these conditions will continue for the foreseeable future unless we are able to raise additional capital or reduce expenditures attributable to our internal growth strategy.

Throughout our history, we have been able to adjust the level of RMR growth and related investment based on the capital available. If we discontinue our internal growth strategy and no longer invest in creating new RMR and replace attrition (“Steady State”), management believes that we would generate future positive cash flows that could be used to service and pay down our outstanding debt. Steady State is a generally recognized financial metric often used by industry lenders, investment bankers, credit rating agencies and physical security companies to assess ongoing cash flow generating capabilities of a security company assuming that the company invests only in acquiring new customers to offset attrition and maintain a steady base of RMR. However, we have not operated in Steady State and there is no assurance that moving to Steady State will produce sufficient cash flow to meet all of our obligations. If we are unable to produce sufficient cash flow or raise additional capital to pay the interest payments as they become due under our outstanding indebtedness, any such default could trigger the acceleration of obligations under the Notes, the Revolving Credit Facility and the Master Holdings Notes. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We may be unable to obtain additional funds to grow our business.

We intend to continue to pursue growth through our existing organic growth initiatives, among other means. To continue our growth strategy, we intend to make draw downs under the Revolving Credit Facility and we may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to grow our business.

Our industry is highly competitive.

We operate in a highly competitive industry. We face competition from security alarm and monitoring companies, cable and other telecommunications companies and cloud based managed service providers. In addition, we face competition from regional competitors that concentrate their capital and other resources in targeting local markets. Many of our competitors have greater capital and other resources than we do and may benefit from greater economies of scale and other lower costs that permit them to offer more favorable terms to consumers (including lower security service costs) than those offered by us, causing such consumers to choose to enter into contracts with such competitors. These competitive pressures may be magnified by an economic downturn in which customers put a greater emphasis on lower cost products or services. Further, our competitors could begin to supply integrated solutions to customers, which could expose us to direct competition for our product offerings. These competitors may also benefit from greater name recognition and superior advertising, marketing and promotional resources. If our competitors allocate greater resources over time to markets where our business is more highly concentrated, the negative impact on our business may increase over time. To the extent that we are unable to successfully compete against existing and future competitors, our business, financial condition and results of operations would be materially adversely affected.

With respect to our residential customers, we also face potential competition from improvements in self-monitoring systems, which enable consumers to monitor their home environment without third-party involvement through the Internet, text messages, emails or similar communications. Continued pricing pressure or improvements in technology and shifts in consumer preferences towards self-monitoring could adversely impact our customer base or pricing structure and have a material and adverse effect on our business, financial condition, results of operations and cash flows.

Catastrophic events may disrupt our business.

Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics and natural disasters such as hurricanes, earthquakes or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of suppliers or customers or result in political or economic instability. These events could reduce demand for our products and services or make it difficult or impossible to receive equipment from suppliers, which in turn may materially and adversely affect our business, financial condition and results of operations.

We rely on long-term retention of customers and customer attrition can have a material adverse effect on our results.

We incur significant upfront costs to originate new customers. Accordingly, our long-term performance is dependent on our customers remaining with us for several years after the initial term of their contracts, which generally range between 36 and 60 months. Our failure to retain customers for a long term could materially and adversely affect our business, financial condition, cash flows or results of operations.

A significant portion of our RMR is attributable to our top customers.

As of December 31, 2014, approximately 19.5% and 14.5% of our total RMR is attributable to our top two customers, respectively, and 54.5% of our total RMR is attributable to our top ten customers. If one, or a combination, of our top customers cancels, or materially decreases, its current subscription for our services, or is unable to satisfy its payment obligations, our financial condition, results of operations and cash flows could be materially and adversely affected.

Our business is concentrated in certain markets.

Our business is concentrated in certain markets. As of December 31, 2014, approximately 50.2% of our total RMR was derived from customers located in Texas, California, Florida, Louisiana, Tennessee and Missouri. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.

Our operations depend upon telecommunication services providers to transmit signals to our third-party providers and our monitoring stations and on broadband service providers to sell us their products for resale.

Our operations depend heavily upon cellular, broadband and other telecommunications providers to provide communication paths to and from our monitoring stations and customers in a timely, cost-efficient and consistent manner. The failure of one or more of these providers to provide communication paths in a timely manner could affect our ability to provide services to our customers. There can be no assurance that third-party telecommunications providers and signal-processing centers will continue to provide communication paths to our third-party providers and the monitoring stations without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. In addition, failure to renew contracts with existing providers or to contract with other providers on commercially acceptable terms or at all may adversely impact our business.

Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional landline telecommunications to transmit signals to our monitoring stations and to provide services to our customers. There is a growing trend for consumers to switch to the exclusive use of cellular, satellite or Internet communication technology, and telecommunication providers may discontinue their landline services in the future. In addition, many of our customers who use cellular communication technology for their systems use products that rely on 2G technology, and telecommunication providers may discontinue 2G services in the future. The discontinuation of landline, 2G and any other services by telecommunications providers in the future would require customers to upgrade to alternative, and potentially more expensive, technologies. This could increase our customer attrition rates and slow our new customer additions. To maintain our customer base that uses components that are or could become obsolete, we may be required to upgrade or implement new technologies, including by offering to subsidize the replacement of customers’ outdated systems at our expense. Any such upgrades or implementations could require significant capital expenditures and also divert management’s attention and other important resources away from our customer service and sales efforts.

Our physical security and IP managed solutions are accessed through the Internet and our security monitoring services are increasingly delivered using Internet technologies. Some providers of broadband access may refuse to renew their contracts with us or to sell their products to us, or may take measures that affect their customers’ ability to use these products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our services. In the United States, there is some continuing uncertainty regarding the legal obligations of suppliers of broadband Internet access to allow their customers to access services such as ours without degrading, blocking or otherwise interfering with such access (including by charging fees to its customers for access or prioritized access) to a broadband provider's subscribers. The no-blocking and unreasonable discrimination provisions of net neutrality rules originally adopted in December 2010 by the FCC to protect services like ours from such interference were vacated by the United States Court of Appeals for the D.C. Circuit (“D.C. Circuit”) in January 2014.

In response to the D.C. Circuit’s ruling, on February 26, 2015, the FCC adopted new bright-line rules prohibiting broadband providers from (1) blocking access to legal content, applications, services, or non-harmful devices; (2) impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (3) favoring lawful Internet traffic over other lawful traffic in exchange for consideration of any kind (i.e., prioritized access). The FCC also established rules to address complaints and take enforcement action if it determines that interconnection activities between a broadband provider and other communications networks, services, content sources or service providers are not just and reasonable. The rules adopted on February 26, 2015 have not yet taken effect. Given the controversy surrounding the FCC’s recent actions with respect to net neutrality, it is likely that the order adopted (but not yet publicly released) by the FCC will face administrative and/or judicial appeals. In addition, from time to time, legislation is introduced to address net neutrality and limit the FCC’s authority to enact net neutrality rules not specified by statute. Although it is not possible to predict whether such legislation ultimately is adopted, nor is it possible to predict the outcome of appeals of the FCC’s new net neutrality rules, interference with our services, higher charges to us by broadband service providers or the refusal of broadband service providers to sell us their products and services could cause us to lose existing customers, impair our ability to attract new customers and materially and adversely affect our business, financial condition, results of operations and cash flows.
In addition, telecommunication services providers are subject to extensive regulation in the markets where we operate or may expand in the future. Changes in the applicable laws or regulations affecting telecommunication services could require us to change the way we operate, which could increase costs or otherwise disrupt our operations, which in turn could adversely affect our business, financial condition, cash flows or results of operations.

Minimum requirement contract agreements to obtain discount pricing could impact our business.

We enter into agreements with certain third-party providers with commitment levels allowing for discount pricing. Failure to achieve minimum commitment levels could prevent us from maintaining competitive discount price points for our products and services which could have an adverse effect on our business, financial condition, results of operations and cash flows.

We may fail to obtain or maintain necessary governmental licenses or otherwise fail to comply with applicable laws and regulations.

Our business is subject to a variety of laws, regulations and licensing requirements of federal, provincial, state and local authorities and may become subject to additional such requirements in the future. In addition, in certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing servicing of customers, monitoring station employee selection and training and to meet certain standards in the conduct of our business. Although we believe we are in material compliance with all applicable laws, regulations, and/or licensing requirements, in the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Our failure to comply with such laws, regulations and licensing requirements as may be in effect from time to time could have a material adverse effect on us.

If we expand the scope of our products and services or our operations in any new country, state, province, territory or municipality with additional laws, regulations and/or licensing requirements, we may be required to obtain applicable licenses and otherwise maintain compliance with such additional laws, regulations and/or licensing requirements. In addition, the development of new technologies, such as broadband, VoIP and other IP-based services, also has created or potentially could create conflicting regulation between the FCC and various state and local authorities, which could lead to additional regulation of us and our services.

New regulations may also be enacted that could have an adverse effect on us. For example, certain U.S. municipalities have adopted, or are considering adopting, laws, regulations or policies aimed at reducing the number of false alarms, including: (i) subjecting security monitoring companies to fines or penalties for transmitting false alarms, (ii) imposing fines on security services customers for false alarms, (iii) imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms and (iv) requiring further verification of an event giving rise to an alarm signal, such as a visual verification, before the police will respond.

These measures could adversely affect our future operations and future business by increasing our costs, reducing customer satisfaction or affecting the public perception of the effectiveness of our services. In addition, federal, state and local governmental authorities have considered, and may in the future consider, implementing consumer protection initiatives, which could impose significant constraints on the use of our sales channels.

Government regulation of communications monitoring could cause a decline in the use of our digital video surveillance products, result in increased expenses, or subject us and our customers to regulation or liability.

As the communications industry continues to evolve, governments may increasingly regulate products that monitor and record voice, video, and data transmissions over public communications networks. For example, the products we sell to our customers, which interface with a variety of wireline, wireless, and IP networks must comply in the United States with the technical standards established by the FCC. The adoption of new laws governing the use of our products or changes made to existing laws could cause a decline in the use of our products and could result in increased costs, particularly if we are required to modify or redesign products to accommodate these new or changing laws.

We rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber-attack, failure or destruction of such networks, systems, technologies or properties may disrupt our business.

Network and information systems and other technologies, including those related to our computer, data back-up and processing systems, redundant monitoring facilities, network management, customer service operations and programming delivery, are critical to our business activities. Network and information systems-related events, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services, security monitoring failures or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future.

The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information could be compromised.

Our business is subject to macroeconomic factors that may negatively impact our results of operations.

The physical security and IP managed solutions business is generally dependent in part on national, regional and local economic conditions. Some of the factors that could negatively impact our business include increased energy costs, concerns about inflation, slower economic activity, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and increased unemployment, precipitating a deep economic recession with what currently appears to be a slow recovery. Our business is also generally dependent on the overall demand for IT and managed service solutions. If commercial spending relating to IT and managed service solutions were to decrease or does not meet our expectations for growth, our results of operations could be materially and adversely affected.

Volatility in the credit markets and disruptions in the financial markets has adversely impacted the availability and cost of credit, leading to higher borrowing costs for companies or, in some cases, the inability of these companies to fund their ongoing operations. As a result, our customers may be forced to delay or reduce or be unable to finance purchases of our products and services and may delay payment or default on outstanding bills to us.

There is no assurance that current conditions will stabilize or improve or that various governmental responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity or the availability of credit. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide, or in the specific markets we serve. Such downturns in the economy in general, and the credit markets in particular, may negatively impact our business. Although we have continued to grow our business during this downturn, no assurance can be given that we will be able to continue to increase subscriptions or that we will not experience higher attrition rates.

Customers are subject to economic, credit, financial and other risks that could affect their ability to pay us.

Substantially all of our revenues are derived from the RMR due from customers. We are dependent on the ability and willingness of customers to pay amounts due to us under their contracts on a monthly basis in a timely manner. Our customers are subject to economic, credit, financial and other risks, as applicable. These risks could materially and adversely affect a customer’s ability to make required payments under their contracts with us in full or on a timely basis. Any such decrease or delay in customer payments may have a material adverse effect on us. As a result of financial distress, customers may apply for relief under bankruptcy and other laws relating to creditors’ rights. In addition, customers may be subject to involuntary application of such bankruptcy and other laws relating to creditors’ rights. The bankruptcy of a customer could adversely affect our ability to collect payments due under the applicable customer contract and to protect our rights under, and otherwise realize the value of, such contract. This may occur as a result of, among other things, application of the automatic stay, delays and uncertainty in the bankruptcy process and potential rejection of such customer contracts.

Our customers’ inability to pay, whether as a result of economic or credit issues, bankruptcy or otherwise, could have a material adverse effect on our financial condition and results of operations.

Our future operating results are uncertain.

Prior growth rates in revenues and other operating and financial results should not be considered indicative of our future performance. Our performance will depend on, among other things: (i) our ability to renew and/or upgrade contracts and bundle additional services with existing customers and to achieve high customer satisfaction with existing customers; (ii) our ability to obtain agreements with new customers to use our products and services, including our ability to scale the number of new customers generated through inside sales; (iii) our ability to increase the density of our customer base for existing service locations or continue to expand into new geographic markets or services; and (iv) our ability to successfully develop and market new and innovative physical security and IP managed services products and adapt to other technological developments.

Our operating results will depend on many factors, including: (i) the level of product and price competition; (ii) the degree of saturation in, and our ability to further penetrate, existing markets; (iii) our ability to manage revenues, origination or acquisition of new customer contracts and attrition rates, and general and administrative costs; and (iv) our ability to attract, train and retain qualified employees.

If our future operating results suffer as a result of our inability to renew our existing customer contracts, originate new customer contracts, increase the density of our customer base, introduce new and successful products, manage our growth, or for any of the other reasons mentioned above, there could be a material adverse effect on our business, financial condition, cash flows or results of operations.

Contracted Backlog may not be realized or may not result in profits.

Contracted Backlog is difficult to determine with certainty. Customers often have no obligation under our contracts to assign or release work to us, and many contracts may be terminated on short notice. Reductions in backlog due to cancellation of one or more contracts or projects by a customer or for other reasons could significantly reduce the revenue and profit we actually receive from contracts included in Contracted Backlog. In the event of a project cancellation, we may be reimbursed for certain costs but would not have a contractual right to the total revenues reflected in our Contracted Backlog. The Contracted Backlog we obtain in connection with any companies we acquire may not be as large as we believed or may not result in the revenue or profits we expected. In addition, projects that are delayed may remain in Contracted Backlog for extended periods of time. All of these uncertainties are heightened by negative economic conditions and their impact on our customers’ spending, as well as the effects of regulatory requirements and weather conditions. Consequently, we cannot assure that our estimates of Contracted Backlog are accurate or that we will be able to realize our estimated Contracted Backlog.

We are highly dependent on our ability to attract, train and retain an effective sales force.

Our business is highly dependent on our ability to attract, train and retain effective sales representatives and managers. In addition, because sales representatives become more productive as they gain experience, retaining those individuals is very important for our success. If we are unable to attract, train and retain an effective sales force, our business, financial condition, cash flows or results of operations could be adversely affected.

We rely on third-party providers for the components of our security systems and managed IP solutions and any failure or interruption in products or services provided by these third parties could harm our ability to operate our business.

We depend on third party suppliers to supply us with a significant amount of the components of our security systems and managed IP solutions, including routers, control panels and video surveillance equipment, necessary to provide certain of our services. Some of these suppliers represent our primary source of supply. Our two largest suppliers are Honeywell, which supplies our panels, and Cisco, which supplies our routers. If any of these suppliers experience operating or financial difficulties or if demand exceeds their capacity or they otherwise cannot meet our specifications, our ability to provide some services may have a material adverse effect. In addition, should our suppliers cease to manufacture the products we purchase from them, we may be required to locate additional suppliers. We may be unable to locate alternate suppliers on a timely basis or to negotiate the purchase of equipment on favorable terms, if at all. In addition, some of our agreements with our suppliers are terminable at will upon 30 to 90 days prior notice. If any of these suppliers terminate our contracts, our ability to provide some services may be adversely affected and we may be unable to negotiate new agreements on favorable terms, if at all. Our suppliers, in turn, depend upon a limited number of outside unaffiliated suppliers for key components and materials used in our equipment. If any of these suppliers cease to provide components and materials in sufficient quantity to meet the needs of the manufacturers of our equipment there may not be adequate alternative sources of supply, which could lead to significant delays in the supply of equipment. Any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers.

Also, if a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and the diversion of technical personnel to address the defect could materially and adversely affect our business, financial condition, results of operations and cash flows.

We rely on certain third-party providers of software and services integral to the operations of our business.

We rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our event monitoring services from third parties. With regard to licensed software technology, we are, to a certain extent, dependent upon the ability of third parties to maintain, enhance or develop their products and services on a timely and cost-effective basis, to meet industry technological standards and to deliver products that are free of defects or security vulnerabilities, and to ensure their services are free from disruptions or interruptions. Further, these third-party products or technology licenses may not always be available to us on commercially reasonable terms or at all.

If our agreements with third-party vendors are not renewed or the third-party software or services become obsolete, are incompatible with future versions of our products or services or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by the third-party products or services with technology from alternative providers. Furthermore, even if we obtain licenses to alternative products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring stations and at our customers’ sites, including security system control panels, routers, video surveillance equipment and peripherals, in order to affect our integration of or migration to alternative software products. Any of these factors could materially and adversely affect our business, financial condition, results of operations and cash flows.

The loss of our senior management could disrupt our business.

We depend to a large extent on the services of our senior management. Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the physical security and IP managed solutions industries. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. With the exception of Mr. Shaw, we do not and do not currently expect to have in the future “key-person” insurance on the lives of any other member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement (either from inside or outside our existing management team) could have a material adverse effect on our business, financial condition and results of operations.

Privacy and data protection laws and privacy breaches could have a material adverse effect on our business.

In the course of our operations, we gather, process, transmit and store confidential customer information, including personal, payment, credit and other similar information. We use this information for operational, marketing and promotional purposes and rely on proprietary and commercially available systems, software, tools and monitoring to provide security for such information.

Any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data, could cause interruptions in operations and damage to our reputation, subject us to costs and liabilities and materially and adversely affect sales, revenues and profits, which in turn could have a material adverse impact on our business, financial condition, cash flows or results of operations.

In addition, the systems currently used for transmission and approval of payment card transactions and the technology utilized in Automatic Clearing House payments and payment cards themselves, all of which can put payment card data at risk, are determined and legally-mandated by PCI standards. Criminals are using increasingly sophisticated methods, including cyber-attacks, to capture various types of information relating to customers, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and web sites.

Further, our collection, transfer and use of personal information is limited by privacy and data protection laws and regulations in those jurisdictions, including the National Do Not Call Registry administered by the FTC and FCC, the U.S. CAN-SPAM Act of 2003, the European Data Protection Directive and The Do Not Call Registry maintained by the Canadian Radio-television and Telecommunications Commission.

President Obama highlighted several new legislative initiatives related to cybersecurity and data privacy in his State of the Union address on January 20, 2015. President Obama stated that he will introduce a legislative proposal called the “Personal Data Notification and Protection Act” that calls for a single national data breach notification law. Among other things, this law would require companies to notify their customers within thirty days of a data breach incident. Further, President Obama stated that he intends to introduce the Consumer Privacy Bill of Rights in 2015, which will be a comprehensive policy generally related to what data may be collected from people and how that data may be used. Additionally, President Obama stated that he will introduce another proposal that would encourage companies in the private sector to more readily share cybersecurity and cyber threat information with the government, including the Department of Homeland Security’s National Cybersecurity and Communications Integration Center, in order to improve how companies and the government respond to cybersecurity incidents and threats.

Our compliance with these laws and regulations increases our operating costs, and additional laws and regulations (and new interpretations of existing laws and regulations) in these areas may further increase our operating costs and adversely affect our ability to effectively market our products and services. Our failure to comply with any of these laws and regulations could result in fines, sanctions and other penalties and additional restrictions on our collection, transfer or use of customer data. These developments could materially and adversely affect our business, financial condition, cash flows or results of operations.

Our new products and services may not be successful.

Any enhanced products and services, or any other new products or services, that we may cross-sell, up-sell or launch in the future may not be well-received by our customers and may not help us to attract new customers or lower the attrition rate of existing customers. Any profits we may generate from these or other new products or services may be lower than profits generated from our core products and services and may not be sufficient for us to recoup the development costs incurred. New products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may present new and difficult technological challenges that may subject us to claims or complaints if customers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could damage our reputation, limit growth and have a material adverse effect on our business, financial condition, cash flows or results of operations.

We may not be able to leverage relationships with existing customers for additional sales.

Our efforts to sell additional products and services to existing customers may not be as well received as we expect. If existing customers do not purchase additional services from us, we will not have the competitive advantages that our bundled services provide and have difficulty increasing revenue per customer levels. Further, we may experience difficulties in cross-selling our products and services to Digital Witness customers. To the extent we are unable to sell additional products and services to our or Digital Witness' existing customers, our organic growth could be limited and we may not be able to fully realize the benefits of the Westec Acquisition.

Insurance policies may not cover all of our operating risks and a casualty loss beyond the limits of our coverage could negatively impact our business.

We are subject to all of the operating hazards and risks normally incidental to the provision of our services and business operations. In addition to contractual provisions limiting our liability to customers and third parties, we maintain insurance policies in such amounts and with such coverages and deductibles that we believe are reasonable and prudent. Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of business and current levels of insurance may not be able to be maintained or available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own respective funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We may be subject to claims for infringing the intellectual property rights of others, and such claims would be costly to defend, could require us to pay damages or enter into licensing agreements with third parties and could limit our ability to use certain technology or increase our costs to use certain technology and products in the future.

We cannot be certain that our products and services do not and will not infringe the intellectual property rights of others. We may in the future become subject to litigation and other claims based on allegations of infringement or other violations of the intellectual property rights of others, including alleged patent infringement. Regardless of their merits, intellectual property claims divert the attention of our personnel and are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue or modify certain products or services that are found to infringe another party’s rights. We also may have to seek a license to continue offering certain products and services, which may significantly increase our operating expenses.

Increased adoption of laws purporting to void automatic renewal provisions in consumer contracts, or purporting to characterize certain charges in our customer contracts as unlawful, may adversely affect our operations.

Our customer contracts contain provisions automatically renewing the term of such contracts at the end of the initial term, unless a cancellation notice is delivered in accordance with the terms of such contracts. If the customer cancels prior to the end of the initial term of the contract, other than in accordance with the contract, we may, under the terms of the customer contract, charge the customer a percentage of the amounts that would have been paid over the remaining term of the contract. Several states in the United States have adopted, or are considering adopting, laws proscribing multi-month automatic renewal provisions, or otherwise restrict the charges that can be imposed upon contract cancellation prior to the end of the initial contract term. Such initiatives could negatively impact our businesses and the origination of new customers, increase attrition rates and have a material adverse effect on our business, financial condition, cash flows or results of operations. Adverse judicial determinations regarding these matters could increase our legal exposure to customers against whom such charges have been imposed and the risk that certain customers may seek to recover such charges through litigation. In addition, the costs of defending such litigation and enforcement actions could have an adverse effect on our business, financial condition, cash flows or results of operations.

Future transactions could pose risks.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time-to-time to pursue additional business opportunities and may decide to dispose of or acquire certain businesses. These acquisitions or dispositions could be material. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (i) availability of financing; (ii) difficulties related to combining previously separate businesses into a single unit, including product and service packages, distribution and operational capabilities and business cultures; (iii) general business disruption; (iv) managing the integration process; (v) diversion of management’s attention from day-to-day operations; (vi) assumption of liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (vii) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (viii) potentially substantial costs and expenses associated with acquisitions and dispositions; (ix) failure to retain and motivate key employees; and (x) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business.

We have experienced rapid growth. If we fail to manage our growth effectively, our business and financial performance may suffer.

Since 1998, we have completed and integrated 42 acquisitions, the two most significant of which were completed in 2007 and 2012. In 2007, we expanded our expertise into IP managed services and network security with the acquisition of Loss Prevention Management, Inc. In March 2012, we solidified our market leadership position in managed security services with the Westec Acquisition. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, integrate acquired operations or if our control systems do not operate effectively, our business and operating results will suffer.

Our business is subject to technological innovation over time.

The physical security and managed IP services business is subject to technological innovation over time. Our products and services interact with the hardware and software technology of systems and devices located at customer sites. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, customer preferences or industry standards, which could require significant capital expenditures.

If we choose technologies or equipment that are less effective, cost-efficient or attractive to our customers than those chosen by our competitors, or if we offer services that fail to appeal to consumers, are not available at competitive prices or that do not function as expected, our competitive position could deteriorate, and our business and financial results could suffer. For example, a number of cable and other telecommunications companies have introduced physical security packages, including interactive and automated security services, that can offer bundled services that are competitive with our products and services. Our inability to adapt to changing technologies, market conditions or customer preferences in a timely manner could materially adversely affect our business, financial condition, cash flows or results of operations.

We depend on data centers operated by third parties and any disruption in the operation of these facilities could adversely affect our business.

We host our applications and serve all of our customers from a data center located in Salt Lake City, Utah. While we control and have access to our servers and all of the components of our network that are located in our external data center, we do not control the operation of these facilities. The owner of our data center facilities has no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew this agreement on commercially reasonable terms, or if our data center operator is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our third-party data center location, with the telecommunications network provider with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operator could decide to close its facility without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data centers operator or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data center is unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data center or any errors, defects, disruptions, or other performance problems could adversely affect our reputation and may result in lengthy interruptions in our services.

Risks of liability from our business and operations may be significant.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system or product failures than may be inherent in other businesses. Because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. In particular, we could face liability for our failure to respond adequately to alarm activations and video surveillance monitoring. In an attempt to reduce this risk, our alarm monitoring agreements and other agreements pursuant to which we sell our products and services contain provisions limiting our liability to customers and third parties. In the event of litigation with respect to such matters, however, these limitations may not be enforced. In addition, judgments against us and the costs of such litigation could have an adverse effect on us. There can be no assurance that we are adequately insured for these risks. Certain of our insurance policies and the laws of some states may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If significant uninsured damages are assessed against us, the resulting liability could have a material adverse effect on our financial condition or results of operations.

We could face risks associated with, or arising out of, environmental, health and safety laws and regulations.

We are subject to various federal, state and local laws and regulations that (i) regulate certain activities and operations that may have environmental or health and safety effects, such as the generation, release or disposal of regulated materials, substances or wastes; (ii) impose liability for costs of cleaning up, and damages to natural resources from, past spills, waste disposals on and off-site, or other releases of hazardous materials or regulated substances; and (iii) regulate workplace safety. Compliance with these laws and regulations could increase our cost of operation. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows. We could be responsible for the investigation and remediation of environmental conditions at currently or formerly operated or leased sites, as well as for associated liabilities, including liabilities for natural resource damages, third party property damage or personal injury resulting from lawsuits that could be brought by the government or private litigants, relating to our operations, the operations of facilities or the land on which our facilities are located. We may be subject to these liabilities regardless of whether we lease or own the facility, and regardless of whether such environmental conditions were created by us or by a prior owner or tenant, or by a third party or a neighboring facility whose operations may have affected such facility or land. That is because liability for contamination under certain environmental laws can be imposed on current or past owners or operators of a site without regard to fault. We cannot assure you that environmental conditions relating to our prior, existing or future sites or those of predecessor companies whose liabilities we may have assumed or acquired will not have a material adverse effect on our business.

As an “emerging growth company” under the Jumpstart our Business Startups Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the Jumpstart our Business Startups Act (“JOBS Act”), we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•
submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the U.S. Securities and Exchange Commission (the “SEC”) and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

In addition, as an “emerging growth company,” we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.

Affiliates of SunTx beneficially own a substantial majority of all of the equity interests in Holdings and may have conflicts of interest with us or our investors in the future.

SunTx and its affiliates beneficially own a substantial majority of the voting stock in Holdings, and have the ability to elect a majority of the board of directors of Holdings. Interface Systems is a wholly-owned subsidiary of Holdings. As a result, SunTx has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, SunTx could cause us to make acquisitions that increase the amount of our indebtedness or to sell assets or businesses, or could cause us to issue additional capital stock or declare dividends. So long as SunTx continues to beneficially own a significant amount of the voting stock of Holdings, SunTx will continue to be able to strongly influence or effectively control our decisions. The indenture governing the Notes and the Revolving Credit Facility permit us to pay advisory and other fees, dividends and make other restricted payments to SunTx and its affiliates under certain circumstances, and SunTx may have an interest in our doing so. In addition, SunTx has no obligation to provide us with any additional debt or equity financing. Investors should consider that the interests of SunTx and its affiliates may differ from their interests in material respects. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” set forth in Item 12 and “Certain Relationships and Related Transactions, and Director Independence” set forth in Item 13.

Risks Related to our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition.

As of December 31, 2014, we had approximately $266.4 million of total debt outstanding with the ability to incur an additional $9.4 million of indebtedness under our $45.0 million Revolving Credit Facility.

Our substantial indebtedness could have important consequences for our stockholders and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our financial obligations;

•	increase our vulnerability to general adverse economic, industry and competitive conditions;

•
reduce the availability of our cash flow to fund working capital, capital expenditures and other purposes because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•	limit our ability to borrow additional funds.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to our indebtedness and to satisfy any other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control.

Despite current indebtedness levels, we may still be able to incur substantially more debt, which would increase the risks associated with our substantial leverage.

Even with our existing debt levels, we and any subsidiary may be able to incur substantial additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we incur additional indebtedness, the related risks that we now face would intensify and could further exacerbate the risks associated with our substantial leverage.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations due to events beyond our control.

Our ability to generate cash flows from operations and to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic and financial conditions in our industry, the economy generally or other risks summarized here. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense, leverage and our operating and financial costs. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on any of our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

The failure to generate sufficient cash flow or to effect any of these alternatives could have a significant adverse effect our business and our ability to pay amounts due under our indebtedness. If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our indebtedness. In addition, these lenders could then seek to foreclose on our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to our debt holders.

The agreements governing our indebtedness impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

The agreements governing our indebtedness contain customary restrictions on our activities, including covenants that limit our and any restricted subsidiaries’ ability to (subject to certain exceptions):

•	transfer or sell assets or use asset sale proceeds;

•	incur or guarantee additional debt or issue redeemable or preferred equity securities;

•	pay dividends, redeem equity or subordinated debt or make other restricted payments;

•	make certain investments;

•	create or incur liens on our assets;

•	incur or permit dividend or other payment restrictions affecting any restricted subsidiaries;

•	enter into transactions with affiliates;

•	merge, consolidate or transfer all or substantially all of our assets; and

•	engage in a business other than a business that is the same or similar to our current business and reasonably related businesses.

The credit agreement governing the Revolving Credit Facility also contains financial covenants, including a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, a covenant to maintain a minimum fixed charged coverage ratio of at least 1.25 to 1.00, and a covenant not to exceed 13% gross attrition at any time. See “Current Indebtedness —Revolving Credit Facility.”

The restrictions in the agreements governing our indebtedness may prevent us from taking actions that we believe would be in the best interest of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. We also may incur future debt obligations, including future permitted first lien indebtedness, which might subject us to additional restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we would be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we would be able to refinance such debt on terms acceptable to us, or at all. The breach of any of these covenants and restrictions could result in a default under the agreements governing our indebtedness. An event of default under these agreements could permit some of our lenders to declare all amounts borrowed from them to be due and payable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2014, we leased 43,400 square feet of commercial space in Earth City, Missouri for our corporate headquarters and SOC / NOC where we provide monitoring of managed network and security events for our customers. We also lease 24,983 square feet of commercial space in Plano, Texas for our C3. We host our applications and serve all of our customers from a third-party managed data center located in Salt Lake City, Utah and a backup data center in Atlanta, Georgia. The table below lists all of our facilities as of December 31, 2014, all of which are leased.

Location	Function
Earth City, MO	Corporate Headquarters
Plano, TX	Corporate Headquarters
Roseville, CA	Northern California Region Center
Long Beach, CA	Southern California Region Center
Little Rock, AR	Regional Service Center
Peoria, IL	Regional Service Center
Alexandria, LA	Regional Service Center
Lake Charles, LA	Regional Service Center
New Orleans, LA	Regional Service Center
Shreveport, LA	Regional Service Center
West Monroe, LA	Regional Service Center
Greenville, MS	Regional Service Center
Hattiesburg, MS	Regional Service Center
Albuquerque, NM	Regional Service Center
Memphis, TN	Regional Service Center
Longview, TX	Regional Service Center
Salt Lake City, Utah	Primary Data Center
Atlanta, Georgia	Backup Data Center

We have various non-cancelable operating leases for equipment, building rent, and various vehicles with terms of one year or greater. Included in general and administrative expenses in the accompanying consolidated statement of operations is rental expense for the years ended December 31, 2014, 2013 and 2012, which was $6.1 million, $4.8 million and $3.8 million, respectively.

Item 3. Legal Proceedings.

Regulatory inquiries, claims, suits and complaints arise from time to time in the ordinary course of our business. We believe that such inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition or results of operations, if adversely determined against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are a wholly owned subsidiary of Master Holdings. SunTx Capital Partners owns approximately 88% of the voting power of Master Holdings on a fully diluted basis. Presently, there is no public trading market for our common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

During 2014, there were no unregistered sales of securities of the Company other than those previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Dividends

In January 2014, we used a portion of the net proceeds from the Transferred Assets to redeem all of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of our Class E Preferred Stock and paid a cash dividend in an aggregate amount of approximately $27.3 million to our stockholders as permitted under the indenture governing the Notes.

Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Item 6. Selected Financial Data.

The following table sets forth selected consolidated financial data as of the dates and for the periods indicated.

This information is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Statement of Income Data:
Total revenue	$122,847	$126,742	$110,445	$87,370	$67,314
Total costs and expenses	115,951	149,900	121,175	103,717	84,357
Income (loss) from operations	6,896	(23,158)	(10,730)	(16,347)	(17,043)
Interest expense	(24,529)	(23,954)	(18,095)	(12,470)	(10,586)
Interest income	8	14	15	59	35
Loss before provision for income taxes	(17,625)	(47,098)	(28,810)	(28,758)	(27,594)
Provision for income taxes	(1,038)	(722)	(521)	(640)	(623)
Net loss	(18,663)	(47,820)	(29,331)	(29,398)	(28,217)
Net loss attributable to noncontrolling interest	—	30	39	34	27
Net loss attributable to Interface Security Systems Holdings, Inc.	(18,663)	(47,790)	(29,292)	(29,364)	(28,190)
Redeemable Class A Preferred stock dividends	(4,564)	(10,411)	(9,432)	(8,545)	(7,741)
Redeemable Class C Preferred stock dividends	(1,630)	(3,717)	(3,368)	(3,051)	(2,764)
Convertible and redeemable Class E Preferred stock dividends	(502)	(2,358)	(2,136)	(1,935)	(1,754)
Convertible and redeemable Class F Preferred stock dividends	(14)	(596)	(524)	(462)	(407)
Redeemable Class G Preferred stock dividends	(19)	(813)	(737)	(667)	(406)
Net loss attributable to common stockholders	$(25,392)	$(65,685)	$(45,489)	$(44,024)	$(41,262)

Balance Sheet Data (at period end):
Cash	$25,833	$361	$1,574	$928	$367
Total assets	169,295	128,328	121,427	71,740	79,389
Total debt (1)	266,406	256,818	209,288	142,855	121,883
Total stockholders’ equity (deficit)	(312,189)	(358,497)	(292,733)	(247,205)	(203,303)

(1) Represents our long-term debt, capital leases and other obligations, including the current portion thereof.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements.

Business Overview

We are a recognized leader and pioneer in the IP Bundled Managed Service Industry enabling our primarily large, commercial multi-site customers to SIMPLIFY TO THE POWER OF ONETM by combining both physical and network security solutions into one highly-efficient, managed integrated service bundle. We believe that our IP managed security solutions are the most comprehensive in the market. Our physical security solutions include alarm / event monitoring, interactive video surveillance and analytics, managed access control and fire / life safety systems. Our secured network services include SMB, PCI compliance, managed digital voice, WiFi networks and other ancillary services. Our comprehensive service offerings are designed to meet the needs of commercial enterprises that require a standardized and secure IP platform capable of servicing all of their distributed locations. We combine a complete suite of customized physical and network security services into a fully-integrated bundle, enabling our customers to consolidate services from multiple vendors into one single service provider, which significantly enhances the quality and breadth of their security while also reducing their costs.

For the year ended December 31, 2014, our revenue was $122.8 million and our operating income was $6.9 million. The majority of the monitoring services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for fiscal year 2014 was approximately 87% of our revenue. We believe that the recurring nature of the majority of our revenue enables us to continuously invest in growing our business. This includes investments in technologies to further enhance the attractiveness of our solutions to current and potential customers, to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers, to expand our dealer and partner network and to make continued enhancements to operations efficiency.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. Our operations comprise a single business segment. For the years ended December 31, 2014, 2013 and 2012, approximately 76.0%, 78.1%, and 77.7% of our revenue was derived from customers who sign long-term monitoring and maintenance contracts. These long-term contracts, typically range between 36 and 60 months in duration and provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services being provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through upfront fees for the installation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales costs and related general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial multi-site customers, we believe we have a lower than industry average creation cost to acquire a new customer (“creation cost”), which in turn provides high dollar margin RMR and higher than industry ARPU generated from our monitoring and managed services.

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

Our operating results are impacted by the following key factors: RMR, number of customer additions, creation costs, ARPU, average net attrition rate, the costs to monitor and service our customers, the level of general and administrative expenses and the availability and cost of capital required to generate new customers. Average net attrition rate has a direct impact on the number of customers we monitor and service and on our financial results, including revenue, operating income and cash flows. A portion of the customer base can be expected to cancel its service every year. We focus our investment decisions on generating new customers and servicing our existing customers in the most efficient cost-effective manner, while maintaining a high level of customer service to minimize attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the customer relationship. Average net attrition rate is defined as the aggregate amount of canceled or reduced RMR during a period divided by the average total RMR during the measurement period. Customers are considered canceled when they terminate in accordance with the terms of their contract or are terminated by us. Certain customer re-signs and relocations are excluded from the attrition calculation. If a customer relocates and continues its service, we consider this as a cancellation but do not include such cancellation in our average net attrition rate calculation. Further, if a customer discontinues its service at a site and a new customer enters into a contract for service at the same site, we refer to this as a re-sign. We consider re-signs as cancellations, but do not include them in our average net attrition rate calculation.

We focus on managing the costs associated with monitoring and service without jeopardizing our service quality. We believe our ability to retain customers over the long-term relies on our ability to maintain our consistent, superior service levels. Our ability to increase customers and customer revenue depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment and the level of product and price competition from other companies in the markets we serve. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering bundled services similar to ours.

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market and cross‑selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of December 31, 2014, approximately 43.2% of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $109.16 as of December 31, 2014 from $81.12 at December 31, 2013, an increase of 34.6%, primarily due to the increase in new sites with bundled services that were installed during the period.

The table below presents our RMR and average net attrition data for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012

Beginning	$8,411,787	$7,814,849	$5,804,282
New and Acquired	1,812,657	1,517,968	2,690,730
Sold	(918,387)	—	—
Canceled	(856,931)	(921,030)	(680,163)
Ending	$8,449,126	$8,411,787	$7,814,849

End of period total customer sites	77,403	103,692	106,522
Average net attrition rate	10.4%	10.0%	8.4%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. The increase in organic RMR sales during 2014 has contributed to higher Contracted Backlog as compared to 2013. We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady, significant flow of new RMR. As of December 31, 2014, our sales pipeline was $14.6 million of RMR. Our installation revenue Contracted Backlog was $15.5 million and our RMR Contracted Backlog was $2.0 million of which a majority is expected to be installed in the first six months of 2015. The related equipment and materials have been procured for the Contracted Backlog.

The creation cost includes fixed costs of sales engineering, product development, marketing, sales overhead and operational overhead. Higher RMR installed during a period can reduce the creation cost by spreading the allocated fixed costs over a larger pool of RMR. The creation cost of new RMR decreased for the year ended December 31, 2014 to 32.5x (excluding non-recurring costs related to the registration of the Notes and costs associated with the Transferred Assets) as compared to 36.3x and 33.2x for the years ended December 31, 2013 and 2012, respectively, due to the absorption of fixed direct costs over higher new RMR installed during the period.

How We Generate Revenue

Our primary source of revenue is recurring services revenue, generated through monitoring, management, maintenance and installation services provided to our customers in accordance with their customer contracts. Recurring services for our customers are billed in advance, primarily monthly, pursuant to the terms of customer contracts. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized in the period that these services are provided.

Installation revenue represents upfront one-time charges billed to customers at the time of installation. Revenue on installation contracts is recognized upon completion and delivery of the installation in transactions where equipment is sold. For transactions in which we retain ownership of the system, any amounts collectible upfront are deferred and amortized over the longer of the estimated customer life or the initial term of the contract. Service and maintenance revenue is associated with ongoing support of customer premise equipment. Service revenue is billed, and the associated revenue recognized, when the services are performed. Maintenance revenue is billed and revenue is recognized ratably over the contract term. The remainder of our revenue is generated through the sale of products and other services.

Transactions involving the sale of alarm, SMB, VoIP or other systems, as well as other services to the customer can be considered to have multiple elements, including the sale of equipment, installation, monitoring and/or maintenance services. We assess our revenue arrangements to determine the appropriate units of accounting and allocate the consideration to those separate units as discussed in our Critical Accounting Policies and Estimates below.

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

Amortization. Amortization expenses consist of amortization from intangible assets primarily related to acquired alarm monitoring contracts and internally developed software.

Depreciation. Depreciation expenses consist of depreciation from property and equipment and equipment leased under capital leases.

Critical Accounting Policies and Estimates

Basis of Presentation and Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period. Actual results may differ from these estimates under different assumptions or conditions. We believe that the application of the critical accounting policies discussed below requires significant judgments and estimates on the part of management.

Revenue Recognition

Our policy is to recognize revenue when it is realized or realizable and it is earned. We consider revenue realized or realizable and earned when risk of loss transfers, persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectability is reasonably assured. Service revenues for monitoring, maintenance or other service contracts are recognized ratably as services are rendered over the term of each customer agreement. Customer billings for services not yet rendered are deferred and recognized as revenue when the services are rendered and are included in deferred revenue in the consolidated balance sheets.

Transactions for which we retain ownership of the alarm, SMB, VoIP or other system, revenues associated with the equipment and their related subscription monitoring or maintenance contracts, any set up fee and initial direct costs are deferred and are amortized on a straight-line basis over the longer of the estimated customer life or the initial term of the related contract. The related installation costs (labor, equipment, sub labor, etc.) are capitalized into subscriber system assets and are amortized on a straight-line basis over the initial term of the customer contract.

Arrangements involving the sale of alarm, SMB, VoIP or other systems, as well as other services to the customer can be considered to have multiple elements, including the sale of equipment, installation, monitoring and/or maintenance services. We assess our revenue arrangements to determine the appropriate units of accounting. Once the units of accounting are properly determined, we evaluate the hierarchy of Vendor Specific Objective Evidence (“VSOE”), Third Party Evidence (“TPE”) and Best Estimate of Selling Price (“BESP”) to determine the appropriate selling price for each unit of accounting. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. BESP is established considering multiple factors, including, but not limited to, pricing practices in different geographies, gross margin objectives and internal costs. Some of our offerings contain a significant element of proprietary technology and provide substantially unique features and functionality. As a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis and not able to determine TPE for such products. Therefore BESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration. BESP reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions.

Once the selling prices for all units of accounting are identified, the arrangement consideration is allocated to those separate units based on their relative selling prices. In those types of arrangements, the revenues associated with the equipment and installation services are limited to amounts that are not contingent upon the delivery of the monitoring and/or maintenance services.

We generally allocate revenue in an arrangement using BESP. VSOE exists when we sell the deliverables separately and represents the actual price charged by us for each deliverable. When VSOE or TPE is not available, we use BESP to allocate the arrangement fees to deliverables. We generally use internal price lists that determine sales prices to external customers in determining its best estimate of the selling price of the various deliverables in multiple-element arrangements. BESP reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions.

For transactions in which we install alarm, SMB, VoIP or other systems without any contracted future services, revenue is recognized upon completion of the installation.

Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized when collectability is reasonably assured. The amounts of contract termination charges recognized in revenue during the years ended December 31, 2014, 2013 and 2012 were not material.

Goodwill and Indefinite-Lived Intangible Assets

We assess goodwill and indefinite-lived intangible assets for impairment annually and more frequently if triggering events occur. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, comparable market transactions (to the extent available) and other market data. There are inherent uncertainties related to these factors which require judgment in applying them to the testing of goodwill for impairment.

We performed an annual goodwill impairment assessment during the fourth quarter of 2014 and the result of our assessment indicated that the fair value of goodwill substantially exceeds its carrying amount and therefore was not impaired. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. We will continue to monitor the recoverability of our goodwill.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors including the future operating performance and cash flows of the acquired business, estimates of cost avoidance, the nature of the business acquired, the specific characteristics of the identified intangible assets and our historical experience and that of the acquired business. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the business may include such items as follows: product demand, market conditions, regulations affecting the business model of our operations, technological developments, economic conditions and competition.

Long-Lived and Intangible Assets

Long-lived assets (e.g., property, plant, equipment and alarm monitoring contracts) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets, changes in technological advances, fluctuations in the fair value of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset against the carrying value of the asset. If the carrying value of the asset exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. The impairment charge would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with the asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value an impairment charge is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. No triggering events have occurred to indicate the asset carrying values will not be recoverable as of December 31, 2014.

Income Taxes

We account for income taxes based on the asset and liability method. Under the asset and liability method, deferred tax assets and deferred tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using the tax rates that are expected to be in effect when the differences are expected to reverse, based upon current laws and regulations. Valuation allowances are established when necessary to reduce deferred tax assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.

We have generated net operating losses for many years and have recorded a full valuation allowance related to these net operating losses and other tax assets. As such, the value of the deferred tax assets was fully offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

Results of Operations

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,		Percent Change
	2014	2013

Revenue
Services	$106,501	$111,520	(4.5)%
Products	16,346	15,222	7.4%
Total revenue	122,847	126,742	(3.1)%

Cost and Expenses
Cost of services	94,273	86,902	8.5%
Cost of products	14,333	15,659	(8.5)%
General and administrative expenses	26,946	25,776	4.5%
Amortization	8,516	10,761	(20.9)%
Depreciation	9,879	10,121	(2.4)%
Loss on extinguishment of debt	—	572	*
Loss on sale of long-lived assets	1,719	109	*
Gain on sale of Transferred Assets	(39,715)	—	*
Total costs and expenses	115,951	149,900	(22.6)%
Income (loss) from operations	6,896	(23,158)	*
Interest expense	(24,529)	(23,954)	2.4%
Interest income	8	14	(42.9)%
Loss before provision for income taxes	(17,625)	(47,098)	(62.6)%
Provision for income taxes	(1,038)	(722)	43.8%
Net loss	(18,663)	(47,820)	(61.0)%
Net loss attributable to noncontrolling interest	—	30	*
Net loss attributable to Interface Security Systems Holdings, Inc.	$(18,663)	$(47,790)	(60.9)%
________________________
*Not meaningful

Revenue

Total revenue decreased $3.9 million, or 3.1%, to $122.8 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The decrease was primarily related to a $11.7 million decline attributable to the Transferred Assets, offset by an increase in ARPU of $28.04, or 34.6%, as of December 31, 2014 compared with December 31, 2013.

Services revenue decreased $5.0 million, or 4.5%, to $106.5 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The decrease was primarily due to an $11.2 million decline attributable to the Transferred Assets, partially offset by an increase of $6.2 million in services revenue from RMR growth and higher ARPU.

Products revenue increased $1.1 million, or 7.4%, to $16.3 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013 primarily due to an increase in service material products revenue of $1.6 million, partially offset by a $0.5 million decrease in product installations from the sale of the Transferred Assets.

Cost and Expenses

Total cost and expenses decreased $33.9 million, or 22.6%, to $116.0 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013, primarily related to the $39.7 million gain on the sale of the Transferred Assets and the changes discussed below.

Cost of services increased $7.4 million, or 8.5%, to $94.3 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The increase in cost of services is due to a $2.7 million increase in service materials related to maintenance agreements, a $3.7 million increase in RMR promotions, provisioning and customer transfer costs, a $2.6 million increase in wages and subcontractor labor, a $2.7 million increase in monitoring and managed service expense, a $1.7 million increase in other operating expenses and a $0.6 million increase in vehicle lease expense, partially offset by a $6.9 million decrease in costs associated with the sale of the Transferred Assets.

Cost of products decreased $1.3 million, or 8.5%, to $14.3 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The decrease in cost of products is related to a $2.3 million decrease in service materials during the year ended December 31, 2014, partially offset by an increase in installation materials of $1.0 million as a result of higher product sales during the period.

General and administrative expenses increased $1.2 million, or 4.5%, to $26.9 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The increase for the year ended December 31, 2014 was primarily due to $2.0 million of transaction costs related to the Transferred Assets. The Company also realized a decrease in expenses of $1.1 million related to the sale of the Transferred Assets, a $0.8 million decrease in fees related to canceled circuits and customer early termination fees offset by an increase of $1.2 million in legal and professional fees primarily related to the registration statement for the Notes.

Amortization expense decreased $2.2 million, or 20.9%, to $8.5 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The decrease was primarily due to the end of amortizable life of acquired alarm monitoring accounts as of December 31, 2014.

Depreciation expense decreased $0.2 million, or 2.4%, to $9.9 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The decrease was primarily due to the sale of the Transferred Assets in January 2014.

Interest Expense

Interest expense increased $0.6 million, or 2.4%, to $24.5 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The increase was primarily due to the additional debt borrowed under the Revolving Credit Facility to fund growth during the year ended December 31, 2014 compared to 2013.

Provision for Income Taxes

Provision for income taxes increased $0.3 million, or 43.8%, to $1.0 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013 primarily due to additional taxes from the sale of the Transferred Assets. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. In addition, the Company has recorded deferred tax liabilities of $8.1 million and $7.5 million at December 31, 2014 and 2013, respectively, primarily related to certain differences between the book and tax amortization of the Company’s goodwill. The effective tax rate increased from 1.53% at December 31, 2013 to 4.26% at December 31, 2014.

Net Loss

Net loss decreased $29.2 million to $18.7 million for the year ended December 31, 2014 as compared to $47.8 million for the year ended December 31, 2013. The decrease is related to the $39.7 million gain on the sale of the Transferred Assets and the other factors described above.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,		Percent Change
	2013	2012

Revenue
Services	$111,520	$98,192	13.6%
Products	15,222	12,253	24.2%
Total revenue	126,742	110,445	14.8%

Cost and Expenses
Cost of services	86,902	65,961	31.7%
Cost of products	15,659	12,545	24.8%
General and administrative expenses	25,776	24,739	4.2%
Amortization	10,761	10,016	7.4%
Depreciation	10,121	7,898	28.1%
Loss on extinguishment of debt	572	—	*
Loss on sale of long-lived assets	109	16	*
Total costs and expenses	149,900	121,175	23.7%
Loss from operations	(23,158)	(10,730)	115.8%
Interest expense	(23,954)	(18,095)	32.4%
Interest income	14	15	(6.7)%
Loss before provision for income taxes	(47,098)	(28,810)	63.5%
Provision for income taxes	(722)	(521)	38.6%
Net loss	(47,820)	(29,331)	63.0%
Net loss attributable to noncontrolling interest	30	39	(23.1)%
Net loss attributable to Interface Security Systems Holdings, Inc.	$(47,790)	$(29,292)	63.2%
________________________
*Not meaningful

Revenue

Total revenue increased $16.3 million, or 14.8%, to $126.7 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The increase was primarily due to higher beginning RMR in 2013, higher ARPU and net growth in customer accounts. ARPU increased by $7.76, or 10.6%, as of December 31, 2013 compared with December 31, 2012.

Services revenue increased $13.3 million, or 13.6%, to $111.5 for the year ended December 31, 2013 as compared with the year ended December 31, 2012 related to organic growth in revenue provided by monitoring, installation and maintenance services primarily due to an increase in contracted RMR and a full year of services revenue of $8.5 million related to the Westec Acquisition for the year ended December 31, 2013.

Products revenue increased $3.0 million, or 24.2%, to $15.2 for the year ended December 31, 2013 as compared with the year ended December 31, 2012 primarily due to an increase of $2.9 million of product sales related to the Westec Acquisition for the year ended December 31, 2013 and an increase in installation services from customer growth in certain other accounts.

Cost and Expenses

Total cost and expenses increased $28.7 million, or 23.7%, to $149.9 million for the year ended December 31, 2013 primarily due to increased volume as compared with the year ended December 31, 2012.

Cost of services increased $20.9 million, or 31.7%, to $86.9 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The increase in costs to service customers during 2013 compared to 2012 was primarily due to the increased investment associated with adding $1.5 million of new RMR in 2012 and higher spending on labor for installation and maintenance services and customer service related to customers acquired in the Westec Acquisition and ongoing system upgrades during 2013 with no additional compensating revenues. Managed services direct costs increased $4.0 million with SMB help desk and monitoring wages increasing by $1.9 million associated with the increase in new RMR and a full year of monitoring cost from the Westec Acquisition. Sales wages and commissions increased by $1.7 million and sales engineering, corporate sales and marketing expenses increased by $1.9 million due to organic RMR growth and a full year of sales expense from the Westec Acquisition.

Cost of products increased $3.1 million, or 24.8%, to $15.7 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The increase was primarily due to the addition of service material costs associated from the Westec Acquisition, increased service materials for higher ARPU customers and increased installation revenue. Time and material equipment accounted for $1.0 million of the increase and installation materials increased $2.1 million.

General and administrative expenses increased $1.0 million, or 4.2%, to $25.8 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The increase included general and administrative expenses associated with a full year of expenses from the Westec Acquisition and was comprised of $0.6 million related to costs incurred in the preparation for registering the Notes, $0.9 million of other professional fees and $0.6 million of fees related to canceled circuits and customer early termination fees offset by approximately $2.4 million of acquisition expense in 2012.

Amortization expense increased $0.7 million, or 7.4%, to $10.8 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The increase was primarily due to the addition of intangible assets related to the Westec Acquisition partially.

Depreciation expense increased $2.2 million, or 28.1%, to $10.1 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The increase was primarily due to the net addition of new subscriber system assets of $7.7 million.

Interest Expense

Interest expense increased $5.9 million, or 32.4%, to $24.0 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. The increase was primarily due to higher debt related to the issuance of the Notes and borrowings under the Revolving Credit Facility.

Provision for Income Taxes

Provision for income taxes increased $0.2 million, or 38.6%, to $0.7 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. In addition, the Company has recorded deferred tax liabilities of $7.5 million and $6.9 million at December 31, 2013 and 2012, respectively, primarily related to certain differences between the book and tax amortization of the Company’s goodwill. The effective tax rate fell from 1.74% at December 31, 2012 to 1.53% at December 31, 2013.

Net Loss

Net loss increased $18.5 million, or 63.0%, to $47.8 million for the year ended December 31, 2013 as compared with the year ended December 31, 2012 as a result of the factors described above.

Non-GAAP Financial Measures

We use certain financial measures, including EBITDA and Adjusted EBITDA, as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. These measures are used in the internal management of our business, along with the most directly comparable GAAP financial measures, in evaluating our operating performance. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in the Revolving Credit Facility and the indenture governing the Notes. We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner.

EBITDA represents net loss attributable to Holdings before interest expense, interest income, income taxes, depreciation, amortization and net loss attributable to noncontrolling interest. Adjusted EBITDA represents EBITDA as further adjusted for gain or loss of sale of long-lived assets, gain on sale of the Transferred Assets, loss on extinguishment of debt, sales and installation costs, net of sales and installation revenue, related to organic RMR growth, plus 50% of non-capitalized corporate and service center administrative costs related to organic RMR growth, less capitalized subscriber system assets. Our calculation of Adjusted EBITDA does not include any adjustments for expenses related to the sale of the Transferred Assets, the merger of The Greater Alarm Company, Inc. and Westec into Interface Systems in September 2013, financing of the Revolving Credit Facility or costs of preparing for the initial registration of the Notes. These expenses for the years ended December 31, 2014, 2013 and 2012 were $2.7 million, $0.8 million and $4.4 million, respectively.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only for supplemental purposes. Please see our consolidated financial statements contained in this Annual Report.

The following table sets forth a reconciliation of net loss attributable to the Company to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012

Net loss attributable to Interface Security Systems Holdings, Inc.	$(18,663)	$(47,790)	$(29,292)
Net loss attributable to noncontrolling interest	—	(30)	(39)
Provision for income taxes	1,038	722	521
Interest expense	24,529	23,954	18,095
Interest income	(8)	(14)	(15)
Depreciation	9,879	10,121	7,898
Amortization	8,516	10,761	10,016
EBITDA	25,291	(2,276)	7,184
Loss on sale of long-lived assets	1,719	109	16
Gain on sale of Transferred Assets	(39,715)	—	—
Loss on extinguishment of debt	—	572	—
Sales and installation expense (a)	71,534	66,383	46,881
50% of overhead expenses (b)	13,369	12,638	12,120
Capitalized expenditures, subscriber system assets (c)	(17,101)	(15,642)	(7,894)
Sales and installation revenue (d)	(24,685)	(23,635)	(20,222)
Adjusted EBITDA	$30,412	$38,149	$38,085

(a) Reflects sales and installation costs related to organic RMR growth.
(b) Reflects 50% of the corporate and service center administrative costs related to organic RMR growth and is not capitalized. Corporate and service center administrative costs include expenses and the related overhead to support the RMR and installation growth. Other industry participants customarily allocate 50% of their overhead cost to RMR and sales growth.
(c)  Reflects sales and installation costs related to organic RMR growth, including those costs that are capitalized as subscriber systems assets. Since the full amount of sales and installation expense is added as an adjustment in (a) above, the capitalized portion of the sales and installation cost is deducted from the Adjusted EBITDA calculation.
(d)  Reflects revenue received for the installation of subscriber systems related to organic RMR growth to match certain costs incurred in connection with the installations as described in (a) above.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary sources of liquidity are our cash on hand and the Revolving Credit Facility. As of December 31, 2014, we had cash on hand of $25.8 million and $9.4 million of available borrowing capacity under the Revolving Credit Facility. We had working capital of $20.0 million as of December 31, 2014 and negative working capital of $13.2 million (excluding assets and liabilities held for sale) as of December 31, 2013. We used $44.9 million, $19.4 million and $6.3 million of cash to fund our operations for the years ended December 31, 2014, 2013 and 2012, respectively. As of February 28, 2015, we had cash on hand of $0.2 million and $12.6 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand and current borrowing availability as of February 28, 2015, we expect to have have sufficient funds to pay the July 2015 interest payment of $10.6 million due under the Notes.

We incurred direct costs of $29.7 million, $27.1 million and $18.8 million to create new RMR of $1.8 million, $1.5 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The direct costs, including the portion of equipment costs capitalized as subscriber system assets, was $46.8 million, $42.7 million and $26.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our cash used for operations for the years ended December 31, 2014, 2013 and 2012 is primarily due to these investments.

Management believes that there is significant value created for our stockholders resulting from the steady growth in our RMR at historical investment levels. We have demonstrated year-on-year increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. We also believe this enhances our ability to service debt obligations. As of December 31, 2014, we are actively billing approximately $8.4 million of RMR and have $2.0 million of Contracted Backlog of which a majority is expected to be installed in the first six months of 2015. The related equipment and materials have been procured for the Contracted Backlog.

We have raised capital in the past through the sale of debt securities and we may pursue the sale of additional debt securities in the future or seek to establish other funding sources. The capital raised in 2014 from Masters Holdings was sufficient to fund the $2.9 million of contracted RMR backlog in place at June 30, 2014, service our outstanding debt and maintain current levels of RMR. During January 2015, our sales pipeline expanded to include a number of new customer growth opportunities that we believe will be contracted in 2015, representing $3.7 million of potential new RMR. If we are successful in contracting this additional new RMR, we would expect to substantially install and activate it during the second half of 2015 and into the first part of 2016. We estimate that if this new RMR is contracted, we will require additional funding to implement the potential new RMR. This RMR is not contracted yet and we are not obligated to install it at this point in time. We believe installing this new RMR is in the best interest of both the debt holders and stockholders and we will pursue the investment based upon the ability to raise additional capital on reasonable terms. While we can make no assurances about our ability to obtain sufficient liquidity, management believes that we have the ability to raise additional capital on acceptable terms. On March 30, 2015, we received a waiver from Capital One of any default under our Revolving Credit Facility resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. On March 30, 2015, we entered into a fourth amendment to the Revolving Credit Facility with Capital One increasing the facility from $45.0 million to $50.0 million.

During high volume net new RMR growth periods, management cannot provide assurance that we will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could elect to operate in Steady State and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the $21.1 million in expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2014 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and 2014 backlog. The additional cash flow generated from new RMR created in the fourth quarter of 2014 added to the completion of the $2.0 million RMR backlog during 2015 and while operating in Steady State would provide adequate coverage to service all debt through the January 2016 interest payment. However, we have not operated in Steady State and there is no assurance that moving to Steady State will produce sufficient cash flow to meet all of our obligations.

Management believes that our current capital resources are adequate to continue operations, maintain our business strategy and grow RMR during the year ending December 31, 2015. Based on our current cash projections which includes our expected continued investment in RMR growth activities, the current Contracted Backlog of $2.0 million and new RMR created from the Family Dollar deployment which will begin to generate significant positive cash flow impact during 2015, we expect to be able to service our debt through the January 2016 interest payment. However, we cannot provide assurance that we will achieve sufficient positive cash flow during high volume net new RMR growth periods, that Steady State will produce sufficient cash flow to meet all of our obligations or that we can raise additional debt and/or equity capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2014	2013	2012

Net cash used in operating activities	$(44,853)	$(19,355)	$(6,260)
Net cash provided by (used in) investing activities	24,127	(18,686)	(56,899)
Net cash provided by financing activities	46,198	36,828	63,805

Cash Flows from Operating Activities

Net cash used in operating activities increased by $25.5 million from $19.4 million for the year ended December 31, 2013 to $44.9 million for the year ended December 31, 2014. The increased use of cash for the year ended December 31, 2014 was primarily related to the increase in net loss (excluding the gain on the Transferred Assets) due to an increase in expected operating costs incurred during the period associated with the investment in new RMR growth. The increase also included a $7.0 million increase in prepaid expenses primarily related to management and support services for future RMR, an increase in inventory of $9.6 million and an increase in accounts receivable of 1.6 million due to RMR growth in 2014 and the timing of payments from our customers. These increases were offset by increases in accounts payable of $6.8 million and accrued expenses of $1.6 million due to increased installations and RMR growth in 2014.

Net cash used in operating activities increased $13.1 million from $6.3 million for the year ended December 31, 2012 to $19.4 million for the year ended December 31, 2013. This increased use of cash for the year ended December 31, 2013 was primarily due to an increase in net loss of $18.5 million offset by a $1.2 million improvement in operating assets and liabilities driven by improved collections on receivables and an increase in accrued expenses primarily related to the timing of payroll and the payment of $1.0 million of transaction fees for the Westec Acquisition.

Cash Flows from Investing Activities

Our investing activities mainly consist of the proceeds for the sale of the Transferred Assets and capital expenditures for subscriber system assets. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

Net cash from investing activities increased $42.8 million from $18.7 million of net cash used in investing activities for the year ended December 31, 2013 to $24.1 million of net cash provided by investing activities for the year ended December 31, 2014. The increase is primarily related to proceeds of approximately $40.8 million for the sale of the Transferred Assets, net of change in restricted cash, offset by an increase of $2.0 million in subscriber system assets as a result of higher RMR during the period from a large bundled deployment.

Net cash from investing activities decreased $38.2 million from $56.9 million of net cash used in investing activities for the year ended December 31, 2012 to $18.7 million for the year ended December 31, 2013. The decrease was primarily due to the $48.2 million purchase of Westec in 2012, net of cash acquired, partially offset by a $7.7 million increase in subscriber system assets from new RMR installation, $2.0 million of restricted cash placed in escrow in connection with the sale of the Transferred Assets and $1.3 million of capital expenditures for other equipment in 2013.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of upfront costs associated with generating new customers that are not covered through our operating cash flows and acquisitions.

During the year ended December 31, 2014, our net cash provided by financing activities was $46.2 million compared to $36.8 million of cash provided by financing activities during the year ended December 31, 2013. The increase is primarily related to the $71.6 million of cash received during the year ended December 31, 2014 from Master Holdings as consideration for its purchase of shares of common stock of Holdings and the redemption of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of our Class E Preferred Stock and paid a cash dividend in an aggregate amount of approximately $27.3 million to our stockholders as permitted under the indenture governing the Notes. We also paid approximately $3.1 million more for capital leases and other obligations during the year ended December 31, 2014. This was offset by $5.5 million in draws on the Revolving Credit Facility to fund new RMR installations and working capital needs.

Net cash from financing activities decreased $27.0 million from $63.8 million of net cash used in financing activities for the year ended December 31, 2012 to $36.8 million for the year ended December 31, 2013. The decrease was primarily the result of an increase in net cash remaining from the offering of the Notes and repayment of outstanding debt offset by $10.7 million of debt financing fees. In addition, we borrowed $26.5 million on the Revolving Credit Facility in 2013 to fund RMR growth and capital expenditures.

Current Indebtedness

Notes.

On January 18, 2013, Holdings and Interface Systems issued $230.0 million aggregate principal amount of the Notes of which the proceeds were used to repay our then-existing indebtedness, which consisted of our prior revolving credit facility, our prior senior subordinated debt and the subordinated promissory note, to pay related fees and expenses and for general corporate purposes. The Notes are secured by second priority liens on substantially all of our and any guarantor’s assets, subject to certain exceptions. The obligations under the Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our future domestic restricted subsidiaries. The Notes bear interest at a fixed rate of 9 1/4% per annum with interest payable semi-annually on July 15 and January 15 of each year, and mature on January 15, 2018. The Notes do not require us to make mandatory redemption or sinking fund payments; however, under certain circumstances related to a change of control or assets sales, we may be required to offer to purchase the Notes.

Revolving Credit Facility.

Interface Systems, as borrower, and Holdings, as guarantor, entered into the Revolving Credit Facility on January 18, 2013, as amended on September 30, 2013, May 16, 2014 and August 15, 2014. The Revolving Credit Facility has an available borrowing capacity equal to the lesser of $45.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of December 31, 2014 and December 31, 2013, we had $0.1 million and $0.1 million, respectively, in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of December 31, 2014 and December 31, 2013).

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

The Revolving Credit Facility is secured by a first priority perfected lien on all of the same assets that secure the Notes.

On December 31, 2014, our available borrowing capacity was $41.5 million, of which $32.0 million was drawn and $9.4 million was available for borrowing. We expect that new RMR growth during 2015 will provide additional borrowing capacity availability under the Revolving Credit Facility. As of February 28, 2015, our available borrowing capacity was $44.8 million, of which $32.0 million was drawn and $12.6 million was available for borrowing.

Restrictive Covenants.

The indenture governing the Notes and the credit agreement governing the Revolving Credit Facility contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our and any restricted subsidiaries’ ability to (subject to certain exceptions):

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

As of December 31, 2014, we were in compliance with the applicable restrictive covenants under our debt agreements, and we expect to remain in compliance for at least the next twelve months.

Recently Issued Accounting Standards
See Note 20 to the Consolidated Financial Statements for information about recent accounting pronouncements.

Off-Balance Sheet Arrangements

Other than off-balance sheet arrangements in connection with operating leases, we had no off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The following table sets forth our contractual cash obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Notes (1)	$230,000	$—	$—	$230,000	$—
Revolving Credit Facility (2)	32,000	—	—	32,000	—
Interest payments (3)	78,113	22,475	44,950	10,688	—
Operating lease obligations	9,907	3,277	3,946	1,945	739
Other financing arrangements (4)	3,878	1,847	2,031	—	—
Capital lease obligations	528	279	249	—	—
Total contractual cash obligations	$354,426	$27,878	$51,176	$274,633	$739

(1) The Notes have a maturity date of January 15, 2018 and have an interest rate of 9.25% with semi-annual payments due on January 15th and July 15th.

(2) The Revolving Credit Facility has a maturity date of January 15, 2018.

(3) Interest payments on variable debt are estimated using amounts outstanding at December 31, 2014 and the average implied forward London Interbank Offering Rate (“LIBOR”) in effect at December 31, 2014. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods. Interest payments on the Notes have been calculated by applying an interest rate of 9.25% at December 31, 2014 to the outstanding principal amount of the Notes of $230.0 million at December 31, 2014.

(4) We have entered into financing arrangements for the purchase of inventory and managed support services. The financing arrangements are non-interest bearing and payable over 24 months in duration. The imputed interest on the financing arrangements was not significant based on the lender's borrowing rate.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of December 31, 2014). As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility bearing variable interest rates. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility due to market conditions as of December 31, 2014 would result in an increase of approximately $3.2 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this annual report beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.

Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and members of our board of directors. The age of each officer and director set forth below is as of March 31, 2015.

Name	Age	Position
Michael T. Shaw	66	Chief Executive Officer and Director
Michael J. McLeod	56	President and Chief Operating Officer
Kenneth Obermeyer	47	Chief Financial Officer and Treasurer
Craig Jennings	56	Chairman of the Board
Ned N. Fleming, III	55	Director
Michael J. Seay	32	Director

Michael T. Shaw. Mr. Shaw is the founder and Chief Executive Officer and a member of the board of directors of Holdings, and has held these positions since 2001. Mr. Shaw has served on the board of managers of Interface Systems since 2011 and also serves as Chief Executive Officer of Interface Systems. Mr. Shaw has also served on the board of directors and as Chief Executive Officer of Master Holdings since May 2014. Mr. Shaw has been instrumental in identifying and executing growth initiatives, both organically and via acquisitions. Mr. Shaw oversees the day-to-day operations and has four executives that report to him directly. Mr. Shaw has spent the entirety of his professional experience within the security industry, providing him with exceptional insight and leadership capabilities. Prior to founding Holdings in 1995, Mr. Shaw founded Sonitrol Security Systems of New Haven, Inc. in 1973. He subsequently co-founded SecurityLink Corporation in 1986 and acted as Chief Operating Officer until 1991. We believe that Mr. Shaw’s experience as founder and Chief Executive Officer of Holdings, along with his extensive prior experience as an executive within the security industry, provide our board of directors with significant management and operational direction.

Michael J. McLeod. Mr. McLeod has served as President and Chief Operating Officer of Holdings since August 2000 and also serves as President and Chief Operating Officer of Interface Systems. Mr. McLeod has also served as President and Chief Operating Officer of Master Holdings since May 2014. Mr. McLeod joined Holdings in 2000 and has 34 years of senior operations management experience in the security industry. Mr. McLeod oversees our regional and national field operations team in addition to overseeing Holdings’ customer operations staff. Previously, Mr. McLeod held managerial roles at API Security, Sonitrol Corporation and Security Technologies Group.

Kenneth Obermeyer. Mr. Obermeyer has served as Chief Financial Officer and Treasurer of Holdings since July 2002 and also serves as Chief Financial Officer of Interface Systems. Mr. Obermeyer has also served as Chief Financial Officer and Treasurer of Master Holdings since May 2014. Mr. Obermeyer joined Holdings in 1998 and has 23 years of senior financial management experience in the security industry. Mr. Obermeyer is responsible for monitoring our financial reporting and oversees numerous departments including human resources, administration, accounting and finance, credit and collection. Previously, Mr. Obermeyer spent nearly a decade holding senior financial positions with Security One/Habitec and Centennial Security Systems, where he served as Accounting Manager / Controller and Vice President of Finance, respectively.

Craig Jennings. Mr. Jennings has been a member of the board of directors of Holdings since 2001 and has served as Chairman of the Board since September 2008, and he has also served on the board of managers of Interface Systems since 2001. Mr. Jennings has also served on the board of directors of Master Holdings since May 2014. Mr. Jennings has been a Partner and Chief Financial Officer of SunTx Capital Management Corp., the general partner of SunTx (“SunTx Management”), since January 2000. He served as Chairman of Huron, Inc. from July 2005 to February 2013. He has also served as a director of Ranger Offshore, Inc. since May 2010. Before co-founding SunTx, Mr. Jennings was Vice President of Finance and Treasurer of Spinnaker Industries, Inc. Mr. Jennings also held senior finance positions at two publicly-traded manufacturing companies. Previously, Mr. Jennings was a senior audit manager with Ernst & Young, LLP. Mr. Jennings has significant experience in managing private equity investments on behalf of SunTx, including experience in financing, analyzing and investing in private and public companies. In addition, his experience as chief financial officer and senior financial officer with private and public companies provides him with extensive accounting, finance, capital markets and strategic planning experience.

Ned N. Fleming, III. Mr. Fleming has been a member of the board of directors of Holdings since September 2012. Mr. Fleming has also served on the board of directors of Master Holdings since May 2014. Mr. Fleming is a founder and Managing Partner of SunTx Management since 2001. He has served as Chairman of Construction Partners, Inc. since November 2001, London Broadcasting Company, Inc. since February 2008, NationsBuilders Insurance Services, Inc. since June 2005, and a Director of Veritex Holdings, Inc. since September 2010. Prior to SunTx, Mr. Fleming served as President and Chief Operating Officer of Spinnaker Industries, Inc. During his tenure, Spinnaker transformed from a small regional manufacturing business into a publicly-traded acquisition platform with a national footprint. Prior to Spinnaker, Mr. Fleming worked at the private investment firm Cardinal Investment Company, Inc., where he led the acquisitions of Rosani Foods, DF&R Restaurants, Inc., and LTV Aerospace, Inc., and played an integral role in the acquisition of a major league baseball team. Prior to that, Mr. Fleming was a consultant for The Boston Consulting Group, Inc., and worked for Fleming Companies, Inc. Mr. Fleming has significant experience in managing private equity investments on behalf of SunTx, including experience in financing, analyzing and investing in private and public companies.

Michael J. Seay. Mr. Seay has been a member of the board of directors of Holdings since September 2012, and he has served on the board of managers of Interface Systems since September 2012. Mr. Seay has also served on the board of directors of Master Holdings since May 2014. Mr. Seay has served as an associate at SunTx Management since August 2007. Before joining SunTx, Mr. Seay was a financial analyst with Banc of America Securities, LLC in the corporate finance department. Mr. Seay has significant experience in managing private equity investments on behalf of SunTx, including experience in financing, analyzing and investing in private and public companies.

Board Composition

Our board of directors currently consists of four directors. Each of Messrs. Jennings, Fleming and Seay were designated by SunTx Interface, L.P. (“SunTx Interface”), an affiliate of SunTx, and certain transferees of SunTx Interface pursuant to a Stockholder Agreement (as defined below) that was previously entered into among Holdings, SunTx, the Management Investors and certain other investors of Holdings. Mr. Shaw was also appointed as a director pursuant to the previous stockholder agreement. Following the Reorganization Transactions and the exchange of the remaining shares of Holdings, Master Holdings owns 100% of Holdings, and on June 30, 2014, the Stockholder Agreement was terminated. SunTx continues to control the appointment of the directors of Holdings through its ownership of the substantial majority of the voting power of Master Holdings.

Committees

Our board of directors has established an executive committee, a compensation committee and an audit committee. The members of the executive committee are Messrs. Shaw and Jennings. The executive committee is authorized to exercise those powers of the board of directors in the management of our business affairs as are provided by law. The members of the compensation committee are Messrs. Jennings and Fleming. The duties and responsibilities of the compensation committee include, among other things, assisting our board of directors in ensuring that a proper system of long-term and short-term compensation is in place to provide performance-orientated incentives to management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of our management. The members of the audit committee are Messrs. Jennings and Seay. Our audit committee has been established to assist our board of directors in its oversight responsibilities regarding (i) the integrity of our financial statements, and (ii) compliance with legal and regulatory requirements. Our compensation committee and audit committee meet as necessary, but at least once each year.

Although our board of directors has determined that each of the members of our audit committee is financially literate and has experience analyzing or evaluating financial statements, at this time we do not have an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act serving on our audit committee. As a company whose stock is privately-held and given the financial sophistication and other business experience of the members of the audit committee, we do not believe that we require the services of an audit committee financial expert at this time.

Code of Ethics
We are not required to adopt a code of ethics because our securities are not listed on a national securities exchange, and we do not have a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Although we do not have a code of ethics, our other compliance procedures are sufficient to ensure that we carry out our responsibilities in accordance with applicable laws and regulations.

Item 11. Executive Compensation.

Executive Compensation

As an “emerging growth company” under applicable SEC rules, we are subject to reduced public company reporting requirements with respect to our executive compensation disclosure. The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2014, unless otherwise noted, for the following named executive officers (the “named executive officers”):

•	Michael T. Shaw, our Chief Executive Officer;

•	Kenneth Obermeyer, our Chief Financial Officer; and

•	Michael J. McLeod, our Chief Operating Officer.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our named executive officers for fiscal years 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)(2)	Total ($)

Michael T. Shaw	2014	460,000	235,000	42,000	737,000
Chief Executive Officer	2013	460,000	—	42,000	502,000

Kenneth Obermeyer	2014	325,000	175,000	30,000	530,000
Chief Financial Officer	2013	325,000	—	38,791	358,791

Michael J. McLeod	2014	325,000	175,000	39,050	539,050
Chief Operating Officer	2013	325,000	—	42,000	362,000

(1) Bonuses for our named executive officers are determined on a discretionary basis by the compensation committee and our board of directors. In general, the amount of each named executive officer’s target bonus is not determined by applying any specific formula, but is determined based upon the following: (i) the achievement of Company milestones; (ii) the achievement of individual milestones; and (iii) other factors deemed relevant by the compensation committee and our board of directors. Bonuses were awarded in 2014 and paid in 2015.

(2) The amounts shown reflect, for each named executive officer, the matching contributions we made on behalf of the named executive officers to the Company’s 401(k) savings plan (which is more fully described under “—Retirement Benefits” below). For 2014, such amounts were $0 for Mr. Shaw, $0 for Mr. Obermeyer and $2,550 for Mr. McLeod. Also included in this column for each named executive officer are monthly company car allowance payments of $2,500 per month, discounts on home security equipment of $3,000 for Mr. Shaw and $500 for Mr. McLeod, and country club memberships of $9,000 for Mr. Shaw and $6,000 for Mr. McLeod.

Employment Agreements

We entered into amended and restated employment and non-competition agreements with Michael T. Shaw, our Chief Executive Officer, as of February 10, 2015; with Kenneth W. Obermeyer, our Chief Financial Officer, dated as of February 10, 2015; and with Michael J. McLeod, our Chief Operating Officer, dated as of February 10, 2015. The initial terms of all three agreements run until December 31, 2016, and automatically renew for additional one-year terms. Mr. Shaw’s employment agreement entitles him to receive a base salary of $472,000, and each of Messrs. Obermeyer and McLeod are entitled to receive a base salary of $337,000 under their respective employment agreements. The base salary for each executive may be increased by our board of directors in its discretion. Each named executive officer also is eligible to receive a fiscal year bonus in an amount to be determined by our board of directors, and a monthly company car allowance of $1,500. The total combined base salary and car allowance compensation per the amended and restated employment agreement did not change from prior years.

The severance provisions of these agreements are summarized below under the heading “—Potential Payments upon Termination or Change in Control.”

Each executive is also subject to a one-year post-termination non-solicitation covenant and a one-year post-termination non-competition covenant.

Long-Term Incentive Plan

On April 1, 2007, Holdings adopted the Interface Security Systems Holdings, Inc. Long-Term Incentive Plan (the “LTIP”), which permits the compensation committee of the board of directors of Holdings to grant up to an aggregate of 100 incentive units to officers or employees of Holdings. Under the LTIP, each incentive unit represents the right to receive a cash payment of a pro rata share of a bonus pool, based on the number of incentive units outstanding, upon a Disposition Event (as defined below), if certain thresholds are met. The terms of the LTIP provide that it would expire on April 1, 2012 if a Disposition Event had not occurred, provided that on such date and each annual anniversary of such date thereafter, the LTIP will be extended for an additional year, unless the compensation committee determines not to extend the plan prior to the renewal date. On April 10, 2007, Michael T. Shaw was awarded 65 incentive units under the LTIP and each of Michael J. McLeod and Kenneth Obermeyer was awarded 15 incentive units under the LTIP.

Outstanding Equity Awards at 2014 Fiscal Year-End

As at December 31, 2014, none of our named executive officers had any outstanding equity awards.

Retirement Benefits

The Company sponsors a 401(k) savings plan covering substantially all employees who are at least age 21 and have completed six months of service with the Company. Employees, including our named executive officers, may make salary deferral elections up to statutory limits. The Company, at its discretion, may make employer contributions to the plan, to be allocated to participant accounts based on employee compensation at the end of the plan year. Employees must be active participants to the plan during or at the end of the plan year and must meet certain requirements including hours of service to be eligible to receive this contribution. During 2014, 2013 and 2012, the Company made contributions of $0.1 million, $0.2 million and $0.1 million, respectively.

Potential Payments upon Termination or Change in Control

The employment agreement for each of Messrs. Shaw, Obermeyer and McLeod provides that if his employment is terminated by us as a result of non-renewal or without “cause” or by the executive for “good reason,” (both as defined below), then the executive will be entitled to continue to receive payment of his base salary, monthly car allowance, insurance and other benefits in effect at the time of such termination for one year. However, if the executive is employed or engaged as a consultant, advisor or similar position during the one-year period after termination, then the amounts due to him under the employment agreement will be reduced by the amounts that he earns in such employment.

The employment agreements define “cause” as: (i) the employee shall have committed an act of fraud, embezzlement, misappropriation of funds or property or breach of fiduciary duty against the employer; (ii) the employee shall have been convicted, or pleaded guilty or nolo contendere to, any felony; (iii) the employee shall have breached covenants regarding assignment of “inventions,” confidential information and non-competition; (iv) the employee shall have breached the terms of the employment agreement, and such breach shall have continued for a period of 20 days after written notice to the employee specifying such breach; (v) the employee shall have refused, after explicit written notice, to obey any lawful resolution of or direction by the board; or (vi) the employee shall have been chronically absent from work (excluding vacation, illness or approved leaves of absence) and such chronic absence shall continue after explicit written notice regarding the same.

The employment agreements define “good reason” as: (i) any substantial adverse change, not consented by the employee in a writing signed by such employee, in the nature or scope of such employee’s responsibilities, authorities, power, functions or duties; (ii) any removal, during the term of the employment agreement, of the employee from, or any failure by management to nominate the employee to, the board; (iii) an involuntary reduction of the employee’s base salary; (iv) a breach by the employer of any other material obligations under the employment agreement and a failure by the employer to cure such breach within 30 days after receiving written notice thereof; or

(v) the relocation of the employer’s primary offices, at which such offices the employee is principally employed, to a location more than 60 miles from the employee’s current offices, or a requirement by the employer that such employee be based anywhere other than the employer’s primary offices at such new location on an extended basis, except for travel on employer business to an extent substantially consistent with the employee’s current business travel obligations.

Mr. Shaw holds an award of 65 incentive units under the LTIP, and each of Messrs. McLeod and Obermeyer hold awards of 15 incentive units under the LTIP. Upon the occurrence of a merger or consolidation of Holdings or Interface Systems, or the sale or change in ownership of all or substantially all of the assets of Holdings or Interface Systems, or an underwritten initial public offering for over $20 million of gross proceeds, (each a “Disposition Event”), each named executive officer will be entitled to receive a cash payment of his pro rata share of a bonus pool, based on the number of incentive units held by such named executive officer, if the total proceeds received by the equity holders of Holdings in connection with the Disposition Event meet certain threshold requirements. To receive benefits under the LTIP, each of our named executive officers must be an employee of Holdings at the time of the Disposition Event, unless he was terminated by Holdings other than for cause (as defined in his employment agreement) or he terminates employment for “good reason” (as defined below) within six months before the Disposition Event but after negotiations or discussions leading to a Disposition Event have begun.

“Good reason” is defined in the LTIP as: (i) assignment of duties materially inconsistent with a participant’s position, duties, responsibilities and status with the Company during the six months immediately preceding a Disposition Event or the participant’s position, duties, responsibilities and status are materially diminished from those in effect during the six months immediately preceding a Disposition Event; (ii) a material reduction in the participant’s annual base salary or target incentive opportunities as in effect during the six months immediately preceding a Disposition Event; (iii) a material reduction in the aggregate level of employee benefits offered to the participant from those in effect during the six months immediately preceding a Disposition Event; or (iv) a requirement that the participant regularly perform his duties of employment beyond a 50-mile radius from the location of the participant’s employment immediately prior to the Disposition Event.

Director Compensation

None of our directors receive from us any payment of fees or other compensation for their services as directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2014, Messrs. Jennings and Fleming were members of our compensation committee, each of whom is a partner of SunTx Management, our principal shareholder. None of our directors has ever been, or is currently, one of our officers or employees. We are parties to certain transactions with SunTx described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.” During 2014, none of our executive officers served as a member of the compensation committee of another entity, any of whose executive officers served on our board of directors, or compensation committee, and none of our executive officers served as a director of another entity, any of whose executive officers served on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of our issued and outstanding shares of common stock and preferred stock is owned by Master Holdings. Pursuant to Master Holdings’ amended and restated certificate of incorporation, Master Holdings has two classes of common stock, Class A Voting Common Stock and Class B Non-Voting Common Stock, and three classes of preferred stock, Class A Preferred Stock, Class C Preferred Stock and Class E Preferred Stock. The shares of Class E Preferred Stock have the right to vote together with the Class A Voting Common Stock and not as a separate class on all matters submitted to a vote of the holders of Class A Voting Common Stock. The following table sets forth information regarding the beneficial ownership of Master Holdings’ equity securities as of March 31, 2015 by (i) each person known to beneficially own more than 5% of each class of Master Holdings’ voting securities, (ii) each of our named executive officers, (iii) each member of our board of directors and (iv) all of our executive officers and directors as a group.

At March 31, 2015, the following shares were outstanding (i) 21,676.87 shares of Class A Voting Common Stock; (ii) 8,042.92 shares of Class B Non-Voting Common Stock; (iii) 39,398.00 shares of Class A Preferred Stock; (iv) 16,094.44 shares of Class C Preferred Stock; and (v) 10,467.05 shares of Class E Preferred Stock.

The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Class A Voting			Class B Voting			Class A		Class C			Class E
	Common Stock (1)			Common Stock (1)			Preferred Stock		Preferred Stock			Preferred Stock
Name of Beneficial Owner	No. of Shares		% of Class	No. of Shares		% of Class	No. of Shares	% of Class	No. of Shares		% of Class	No. of Shares	% of Class

Michael T. Shaw	126.98	(2)	*	773.76	(3)	9.5%	145.00	*	65.00	(2)	*	41.75	*
Michael J. McLeod	96.56	(4)	*	372.93	(5)	4.6%	115.95	*	53.27	(4)	*	27.69	*
Kenneth Obermeyer	69.72	(6)	*	272.04	(7)	3.4%	58.11	*	46.88	(6)	*	23.40	*
Ned N. Fleming III (8)	28,419.51	(9)	90.1%	33,532.31	(10)	92.0%	36,990.57	93.9%	25,389.49	(9)	97.9%	9,849.91	94.1%
Craig Jennings	—		—%	—		—%	—	—%	—		—%	—	—%
Michael J. Seay	—		—%	—		—%	—	—%	—		—%	—	—%
Directors and executive officers (6 persons) (11)	293.26		1.3%	1,418.73		17.0%	319.06	93.9%	165.15		1.0%	92.84	*
SunTX Capital Partners, L.P. (12)	28,419.51	(9)	90.1%	33,532.31	(10)	92.0%	36,990.57	—%	25,389.49	(9)	97.9%	9,849.91	94.1%
Thrivent Financial (13)	1,136.50		5.2%	1,136.50	(14)	12.4%	—	—%	—		—%	—	—%

* Less than one percent.

(1) The number and percentage of shares of Class A Voting Common Stock and Class C Preferred Stock shown as beneficially owned includes shares of Class E Preferred Stock that are convertible at the option of the holder into (i) one share of Class A Voting Common Stock and (ii) one share of Class C Preferred Stock. The number and percentage of Class B Non-Voting Common Stock shown as beneficially owned includes shares of Class A Voting Common Stock (including the shares of Class E Preferred Stock that are convertible into one share of Class A Voting Common Stock) that are convertible at the option of the holder into one share of Class B Non-Voting Common Stock.

(2) Includes beneficial ownership of 41.75 shares of Class E Preferred Stock.

(3) Includes beneficial ownership of 126.98 shares of Class A Voting Common Stock.

(4) Includes beneficial ownership of 27.69 shares of Class E Preferred Stock.

(5) Includes beneficial ownership of 96.56 shares of Class A Voting Common Stock.

(6) Includes beneficial ownership of 23.40 shares of Class E Preferred Stock.

(7) Includes beneficial ownership of 69.72 shares of Class A Voting Common Stock.

(8) Includes beneficial ownership of shares owned by funds that are controlled by SunTx. Mr. Fleming does not own any shares directly and disclaims beneficial ownership of any shares beneficially owned by SunTx.

(9) Includes beneficial ownership of 9,849.91 shares of Class E Preferred Stock.

(10) Includes beneficial ownership of 28,419.51 shares of Class A Voting Common Stock.

(11) Includes the information in footnotes 2 through 10 above.

(12) Includes beneficial ownership of shares owned by funds that are controlled by SunTx. SunTx’s principal address is Two Lincoln Centre, Suite 1000, 5420 LBJ Freeway, Dallas, TX 75240.

(13) Thrivent Financial’s principal address is 625 Fourth Avenue South, Minneapolis, MN 55415.

(14) Includes beneficial ownership of 1,136.59 shares of Class A Voting Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Management Agreement

In April 2010, Interface Systems entered into a Management Services Agreement (the “Management Agreement”) with SunTx Management. Pursuant to the Management Agreement, SunTx Management provides certain management services to Interface Systems. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to Interface Systems. Interface Systems pays SunTx Management, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to Interface Systems from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis, unless SunTx Management renders a greater than anticipated level of management services to Interface Systems. Interface Systems also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services.

In addition to the management services fee, in connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for the Master Holdings Notes, the Company is not permitted to pay the fees to SunTx Management under the Management Agreement unless, among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to incur such $1.00 of additional indebtedness for the trailing four quarters ended December 30, 2014 and therefore, no fees were paid to SunTx Management during the period from June 2014 to December 2014.

Under the Management Agreement, Interface Systems may solicit the direct assistance of certain employees at SunTx Management (the “Management Employees”) to provide services for the benefit of Interface Systems, its shareholders or its board of directors. Interface Systems will directly compensate the respective Management Employees based upon market rates commensurate with such Management Employee’s experience level.

Under the Management Agreement, Interface Systems agreed to indemnify SunTx Management and its affiliates and their respective directors, officers, controlling persons, agents and employees for potential losses relating to the services to be provided under the Management Agreement.

Interface Systems paid SunTx Management $0.2 million, $0.5 million and $0.5 million in management service fees for the years ended December 31, 2014, 2013 and 2012, respectively. In addition to the management services fee, Interface Systems paid SunTx Management (i) in January 2013, $1.0 million of transaction fees accrued in 2012 in connection with the Westec Acquisition, and (ii) in January 2014, $0.9 million for transaction fees in connection with the disposition of the Transferred Assets.

Registration Rights Agreement

On December 13, 2001, Holdings entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of its stockholders, including, among others, SunTx Interface, Michael T. Shaw, Michael J. McLeod and Kenneth Obermeyer (together with Mr. Shaw and Mr. McLeod, the “Management Investors”). In connection with the Reorganization Transactions, Master Holdings succeeded to all of the rights under the Registration Rights Agreement of SunTx, the Management Investors and the other investors with respect to the shares of common stock they transferred to Master Holdings. Subsequent to the Reorganization Transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns 100% of the common stock and preferred stock of Holdings, and on June 30, 2014, the Registration Rights Agreement was terminated.

Stockholder Agreement

On July 16, 2007, Holdings entered into a stockholder agreement, as amended on May 5, 2010 and on January 14, 2013, and amended and restated on May 30, 2014 (the “Stockholder Agreement”), among certain of its stockholders, including SunTx Interface and the Management Investors. In connection with the Reorganization Transactions, Master Holdings succeeded to all of the rights under the Stockholder Agreement of SunTx, the Management

Investors and the other investors with respect to the shares of common stock and preferred stock they transferred to Master Holdings. The Stockholder Agreement, among other things, contained agreements among the investors with respect to the election of Holdings’ board of directors, voting and other restrictions on the transfer of Holdings’ stock, other special corporate governance provisions, prohibitions of certain actions, a right of first purchase, and certain pre-emptive rights.

Subsequent to the Reorganization Transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns 100% of the common stock and preferred stock of Holdings, and on June 30, 2014, the Stockholder Agreement was terminated.

Promissory Notes

Michael T. Shaw issued a promissory note to Holdings on December 13, 2001, as amended on December 12, 2011 and on November 30, 2012, in the principal amount of $100,000 as consideration for his purchase of shares of Class A Preferred Stock and Class A Voting Common Stock of Holdings. The promissory note was due and payable on December 31, 2014 and accrued interest at a rate of 10% per annum. The promissory note was secured by a pledge of the purchased shares. Under the promissory note, 25% of any bonus payable to Mr. Shaw under his employment agreement was payable directly to Holdings as mandatory prepayment of the note. On April 15, 2014, Mr. Shaw repaid the note in full, and the note was terminated. The payment included principal in the amount of $25,018.70 and accrued interest of $2,872.78. The largest aggregate amount of principal outstanding in 2014 was $25,018.70 million.

On December 7, 2011, Holdings entered into a stock option exercise agreement with Mr. Shaw. Under the stock option exercise agreement, Mr. Shaw issued a promissory note to Holdings on December 7, 2011, as amended on November 30, 2012, in the principal amount of $64,677.85 as payment for the exercise price of certain stock options and the shares of Class B Non-Voting Common Stock issuable upon exercise thereof. The promissory note was secured by a pledge of the purchased shares. The promissory note was due and payable on December 31, 2014 and accrued interest at a rate equal to the lesser of (i) 2.67% per annum and (ii) the maximum rate permitted by law. Under the promissory note, both (i) 50% of any bonus payable to Mr. Shaw during the term of his employment and (ii) the full amount of any cash dividend or other distribution of cash or cash equivalent payable on the purchased shares was payable directly to Holdings as mandatory prepayment of the note. On April 15, 2014, Mr. Shaw repaid the note in full, and the note was terminated. The payment included principal in the amount of $64,752.11 and all interest payments on the promissory note were paid and kept current on a monthly basis. The largest aggregate amount of principal outstanding in 2014 was $64,752.11 million.

Michael J. McLeod issued a promissory note to Holdings on December 13, 2001, as amended on December 12, 2011 and November 30, 2012, in the principal amount of $74,996.00 as consideration for his purchase of shares of Class A Preferred Stock and Class A Voting Common Stock of Holdings. The promissory note was due and payable on December 31, 2014 and accrued interest at a rate of 10% per annum. The promissory note was secured by a pledge of the purchased shares. Under the promissory note, 25% of any bonus payable to Mr. McLeod under his employment agreement was payable directly to Holdings as mandatory prepayment of the note. On April 14, 2014, Mr. McLeod repaid the note in full, and the note was terminated. The payment included principal in the amount of $74,996.00 and accrued interest of $37,064.13. The largest aggregate amount of principal outstanding in 2014 was $74,996.00 million.

On December 6, 2011, Holdings entered into a stock option exercise agreement with Mr. McLeod. Under the stock option exercise agreement, Mr. McLeod issued a promissory note to Holdings on December 6, 2011, in the principal amount of $27,636.57 as payment for the exercise price of certain stock options and the shares of Class B Non-Voting Common Stock issuable upon exercise thereof. The promissory note was secured by a pledge of the purchased shares. The promissory note was due and payable on December 31, 2014 and accrued interest at a rate equal to the lesser of (i) 2.67% per annum and (ii) the maximum rate permitted by law. Under the promissory note, both (i) 50% of any bonus payable to Mr. McLeod during the term of his employment and (ii) the full amount of any cash dividend or other distribution of cash or cash equivalent payable on the purchased shares was payable directly to Holdings as mandatory prepayment of the note. On April 14, 2014, Mr. McLeod repaid the note in full, and the note was terminated. The payment included principal in the amount of $27,635.61 and all interest payments on the promissory note were paid and kept current on a monthly basis. The largest aggregate amount of principal outstanding in 2014 was $27,635.61 million.

Other Related Party Transactions

Mr. Greg Shaw (the son of Mr. Michael Shaw, our Chief Executive Officer) is an employee of Holdings. Mr. Greg Shaw earned $302,000, $159,000 and $135,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

On January 8, 2014, Holdings redeemed all of its outstanding shares of Class G Preferred Stock and Class F Preferred Stock, and a portion of its outstanding shares of Class E Preferred Stock. In connection with the redemption, Holdings paid a cash dividend of an aggregate of $20.5 million to SunTx, $5.8 million to Thrivent Financial and $0.1 million to Mr. Michael Shaw.

In March 2014, the Company entered into a settlement and advance agreement with a former employee of the Company and shareholder of Master Holdings. The agreement releases all current and future claims against the Company in return for a non-interest bearing loan of $500,000 to the former employee and shareholder. The loan is secured by a promissory note and a pledge agreement securing 50% of the 2,074.02 shares of Master Holdings’ common stock (representing 7.0% of the total outstanding common stock) owned by the former employee and shareholder.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to our written charter, our audit committee must review and approve all related party transactions. In approving any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transactions is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person's interest in the transaction. Prior to board of director’s adoption of the audit committee charter in September 2013, we did not have a formal approval policy for related party transactions.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange (the “NYSE”) and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our board of directors and for the independence requirements related to our compensation committee. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee of such company be comprised solely of independent directors. At March 31, 2015, SunTx held approximately 88% of the voting power of Master Holdings, and Master Holdings held 100% of the voting power of Holdings, which would qualify Holdings as a controlled company eligible for exemption under the rule.

Item 14. Principal Accounting Fees and Services.
Aggregate fees billed to the Company for the fiscal years ended December 31, 2014 and 2013 represent fees billed by the Company’s principal independent registered public accounting firm, PricewaterhouseCoopers LLP.

	December 31,
Fee Category	2014	2013
Audit Fees (a)	$0.8	$0.4
Audit-Related Fees (b)	—	—
	0.8	0.4
Tax Fees (c)	—	0.1
All Other Fees (d)	—	—
Total	$0.8	$0.5

(a)
Audit Fees primarily consisted of audit work performed for the preparation of the Company’s annual consolidated financial statements and reviews of interim consolidated financial information and in connection with regulatory filings. Included in the 2014 Audit fees is $0.1 million of fees billed in connection with our Registration Statement and $0.1 million of fees are included in the 2013 Audit fees related to our offering of debt securities under Rule 144A.

(b)	Audit-Related Fees consisted primarily of fees paid for accounting consultation services related to various projects.

(c)	Tax Fees relate to professional services rendered in connection with tax return preparation services.

(d)	All Other Fees consisted of professional services and projects provided other than reported above.

The audit committee pre-approves all audit and non-audit services provided by its independent registered public accounting firm. The audit committee considered whether the non-audit services rendered by PricewaterhouseCoopers LLP were compatible with maintaining PricewaterhouseCoopers LLP’s independence as the independent registered public accounting firm of the Company’s consolidated financial statements and concluded they were.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(1)     Financial Statements.

A listing of the financial statements, notes and reports of independent public accountants required by Item 8 begins on page F-1 of this Annual Report.

(2)    Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts

All other financial statement schedules required to be filed by Items 8 and 15(d) have been omitted since the information required to be submitted has been included in the applicable financial statements or notes thereto or because they are either not applicable or not required under the rules of Regulation S-X.

(3)     The index to the exhibits begins on page E-1 of this Annual Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

Date: March 31, 2015	By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Michael T. Shaw, Craig J. Jennings and Kenneth Obermeyer, with full power to act without the other, his true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, to file the same, together with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, to sign any and all applications, registration statements, notices and other documents necessary or advisable to comply with the applicable state securities laws, and to file the same, together with all other documents in connection therewith, with the appropriate state securities authorities, granting unto said attorneys-in-fact and agents or any of them, or their or his substitutes or substitute, full power and authority to perform and do each and every act and thing necessary and advisable as fully to all intents and purposes as he might or could perform and do in person, thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Shaw	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
Michael T. Shaw

/s/ Kenneth Obermeyer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
Kenneth Obermeyer

/s/ Craig J. Jennings	Director and Chairman of the Board	March 31, 2015
Craig J. Jennings

/s/ Ned N. Fleming, III	Director	March 31, 2015
Ned N. Fleming, III

/s/ Michael J. Seay	Director	March 31, 2015
Michael J. Seay

S-1

Exhibit Index

2.1
Merger Agreement, dated as of March 27, 2012, by and among Interface Security Systems, L.L.C., Interface Acquisition Subsidiary, Inc., Westec Acquisition Corp., John Young, as stockholders’ representative, and the stockholders of Westec Acquisition Corp. party thereto. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request) (incorporated by reference to Exhibit 2.1 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

2.2
Asset Purchase Agreement, dated as of January 9, 2014, by and among My Alarm Center, LLC d/b/a Alarm Capital Alliance and Interface Security Systems, L.L.C. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request) (incorporated by reference to Exhibit 2.2 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

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
4.1
Indenture, dated as of January 18, 2013, by and among Interface Security Systems Holdings, Inc., Interface Security Systems, L.L.C., The Greater Alarm Company, Inc., Westec Acquisition Corp., Westec Intelligent Surveillance, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

4.2	Form of 9 1/4% Senior Secured Note due 2018 (incorporated by reference to Exhibit 4.3 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).
10.1
Letter Agreement, dated as of May 5, 2010, by and between Interface Security Systems Holdings, Inc. and Thrivent White Rose Fund III Mezzanine Direct, L.P. (incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.2
Intercreditor Agreement, dated as of January 18, 2013, by and between Capital One, N.A., as first lien agent, and Wells Fargo Bank, N.A., as trustee and collateral agent, and as acknowledged and agreed to by Interface Security Systems Holdings, Inc., Interface Security Systems, L.L.C., The Greater Alarm Company, Inc., Westec Acquisition Corp. and Westec Intelligent Surveillance, Inc. (incorporated by reference to Exhibit 10.2 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.3
Credit Agreement, dated as of January 18, 2013, by and among Interface Security Systems Holdings, Inc., Interface Security Systems, L.L.C., The Greater Alarm Company, Inc., Westec Acquisition Corp., Westec Intelligent Surveillance, Inc. and Capital One, N.A. (incorporated by reference to Exhibit 10.3 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.4
Consent and Omnibus Amendment to Loan Documents, dated as of September 30, 2013, by and among Interface Security Systems Holdings, Inc., Interface Security Systems, L.L.C., The Greater Alarm Company, Inc., Westec Acquisition Corp., Westec Intelligent Surveillance, Inc. and Capital One, N.A. (incorporated by reference to Exhibit 10.4 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.5
Consent, Waiver and Second Amendment to Credit Agreement, dated as of May 16, 2014, by and among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A. (incorporated by reference to Exhibit 10.5 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.6
Third Amendment to Credit Agreement, dated August 15, 2014, among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A. (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed on November 14, 2014, File No. 333-197319).

10.7*	Waiver to Credit Agreement, dated March 30, 2015, among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A.
10.8*	Fourth Amendment to Credit Agreement, dated March 30, 2015, among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A.
10.9
Security Agreement, dated as of January 18, 2013, by and among Interface Security Systems Holdings, Inc., Interface Security Systems, L.L.C., The Greater Alarm Company, Inc., Westec Acquisition Corp., Westec Intelligent Surveillance, Inc. and Capital One, N.A., as agent (incorporated by reference to Exhibit 10.6 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.10
Pledge Agreement, dated as of January 18, 2013, by and among Interface Security Systems Holdings, Inc., Interface Security Systems, L.L.C., The Greater Alarm Company, Inc., Westec Acquisition Corp., Westec Intelligent Surveillance, Inc. and Capital One, N.A., as agent (incorporated by reference to Exhibit 10.7 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.11
Guaranty and Suretyship Agreement, dated as of January 18, 2013, by and among Interface Security Systems Holdings, Inc. and the parties which may from time to time become party thereto in favor of Capital One, N.A., as agent (incorporated by reference to Exhibit 10.8 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.12
Amended and Restated Employment and Non-Competition Agreement, dated as of April 30, 2010, by and between Interface Security Systems, L.L.C. and Michael T. Shaw (incorporated by reference to Exhibit 10.9 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.13
Amended and Restated Employment and Non-Competition Agreement, dated as of June 2, 2010, by and between Interface Security Systems, L.L.C. and Michael J. McLeod (incorporated by reference to Exhibit 10.10 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.14
Amended and Restated Employment and Non-Competition Agreement, dated as of June 2, 2010, by and between Interface Security Systems, L.L.C. and Kenneth W. Obermeyer (incorporated by reference to Exhibit 10.11 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.15	Interface Security Systems Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).
10.16
Interface Security Systems Holdings, Inc. Long-Term Incentive Plan Award Agreement, dated as of April 10, 2007, by and between Interface Security Systems Holdings, Inc. and Michael Shaw (incorporated by reference to Exhibit 10.13 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.17
Interface Security Systems Holdings, Inc. Long-Term Incentive Plan Award Agreement, dated as of April 10, 2007, by and between Interface Security Systems Holdings, Inc. and Michael J. McLeod (incorporated by reference to Exhibit 10.14 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.18
Interface Security Systems Holdings, Inc. Long-Term Incentive Plan Award Agreement, dated as of April 10, 2007, by and between Interface Security Systems Holdings, Inc. and Kenneth Obermeyer (incorporated by reference to Exhibit 10.15 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.19
Management Services Agreement, effective as of April 1, 2010, by and between Interface Security Systems, L.L.C. and SunTx Capital Management Corp. (incorporated by reference to Exhibit 10.16 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.20
Office Lease, dated as of March 2, 2011, by and between Westec Acquisition Corp. and 6340 International, LTD., as amended (incorporated by reference to Exhibit 10.17 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.21
Lease Agreement, dated as of December 20, 2001, by and between Duke Realty Limited Partnership d/b/a Duke Realty of Indiana Limited Partnership and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.18 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.22
First Lease Amendment, dated as of March 18, 2002, by and between Duke Realty Limited Partnership d/b/a Duke Realty of Indiana Limited Partnership and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.19 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.23
Second Lease Amendment, dated as of March 26, 2009, by and between Duke Realty Limited Partnership d/b/a Duke Realty of Indiana Limited Partnership and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.20 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.24
Third Lease Amendment, dated as of April 21, 2010, by and between Duke Realty Limited Partnership d/b/a Duke Realty of Indiana Limited Partnership and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.21 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.25
Fourth Lease Amendment, dated as of June 28, 2010, by and between Duke Realty Limited Partnership d/b/a Duke Realty of Indiana Limited Partnership and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.22 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.26
Assignment and Assumption of Lease and Fifth Lease Amendment, dated as of August 1, 2010, by and between Duke Realty Limited Partnership d/b/a Duke Realty of Indiana Limited Partnership, Interface Security Systems, L.L.C. and Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 10.23 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.27
Sixth Lease Amendment, dated as of April 8, 2013, by and between Duke Realty Limited Partnership d/b/a Duke Realty of Indiana Limited Partnership and Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 10.24 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.28
Seventh Lease Amendment, dated as of July 24, 2013, by and between Duke Realty Limited Partnership d/b/a Duke Realty of Indiana Limited Partnership and Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 10.25 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.29
Eighth Lease Amendment, dated as of January 28, 2014, by and between Duke Realty Limited Partnership d/b/a Duke Realty of Indiana Limited Partnership and Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 10.26 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

21.1*	Subsidiaries of Interface Security Systems Holdings, Inc.
24.1*	Powers of Attorney (included on signature pages).
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101*
The following financial statements from Interface Security Systems Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Audited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Interface Security Systems Holdings, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Interface Security Systems Holdings, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, and on the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 31, 2015

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS

	December 31, 2014	December 31, 2013

Assets
Current assets
Cash and cash equivalents	$25,833	$361
Restricted cash	—	2,000
Accounts receivable, less allowance for doubtful accounts of $1,105 and $955	11,964	10,504
Inventories	21,655	6,881
Prepaid expenses and other assets	3,460	1,694
Assets held for sale	—	4,233
Total current assets	62,912	25,673
Property and equipment, net	27,718	20,506
Intangible assets, net	24,332	32,848
Goodwill	40,463	40,463
Deferred charges	6,654	8,838
Other assets	7,216	—
Total assets	$169,295	$128,328

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of capital leases and other obligations	$2,126	$279
Accounts payable	18,070	13,625
Accrued expenses	16,901	15,199
Customer deposits	2,375	2,431
Deferred revenue	3,419	3,084
Liabilities held for sale	—	1,355
Total current liabilities	42,891	35,973
Long-term deferred revenue	2,826	2,863
Deferred tax liability	8,088	7,494
Capital leases and other obligations	2,280	39
Long-term debt	262,000	256,500
Total liabilities	318,085	302,869
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at December 31, 2014 and 2013	110,284	105,720
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at December 31, 2014 and 2013	41,154	39,524
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 and 11,060 shares outstanding at December 31, 2014 and 2013, respectively	11,961	25,073
Convertible and redeemable Class F Preferred Stock, $1.00 par value, 5,000 shares authorized, 2,455 shares outstanding at December 31, 2013	—	4,995
Redeemable Class G Preferred Stock, $1.00 par value, 5,000 shares authorized, 1,711 shares outstanding at December 31, 2013	—	8,644
Total mezzanine equity	163,399	183,956
Stockholders’ deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 2,632,840 and 21,677 shares outstanding at December 31, 2014 and 2013, respectively	26	—
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 976,880 and 8,043 shares outstanding at December 31, 2014 and 2013, respectively	10	—
Related party notes receivable	—	(100)
Additional paid-in-capital	71,564	—
Accumulated deficit	(383,789)	(358,397)
Total stockholders’ deficit	(312,189)	(358,497)
Total liabilities and stockholders’ deficit	$169,295	$128,328

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Year Ended December 31,
	2014	2013	2012

Revenue
Services	$106,501	$111,520	$98,192
Products	16,346	15,222	12,253
Total revenue	122,847	126,742	110,445
Costs and Expenses
Cost of services	94,273	86,902	65,961
Cost of products	14,333	15,659	12,545
General and administrative expenses	26,946	25,776	24,739
Amortization	8,516	10,761	10,016
Depreciation	9,879	10,121	7,898
Loss on extinguishment of debt	—	572	—
Loss on sale of long-lived assets	1,719	109	16
Gain on sale of Transferred Assets	(39,715)	—	—
Total costs and expenses	115,951	149,900	121,175
Income (loss) from operations	6,896	(23,158)	(10,730)
Interest expense	(24,529)	(23,954)	(18,095)
Interest income	8	14	15
Loss before provision for income taxes	(17,625)	(47,098)	(28,810)
Provision for income taxes	(1,038)	(722)	(521)
Net loss	(18,663)	(47,820)	(29,331)
Net loss attributable to noncontrolling interest	—	30	39
Net loss attributable to Interface Security Systems Holdings, Inc.	(18,663)	(47,790)	(29,292)
Redeemable Class A Preferred stock dividends	(4,564)	(10,411)	(9,432)
Redeemable Class C Preferred stock dividends	(1,630)	(3,717)	(3,368)
Convertible and redeemable Class E Preferred stock dividends	(502)	(2,358)	(2,136)
Convertible and redeemable Class F Preferred stock dividends	(14)	(596)	(524)
Redeemable Class G Preferred stock dividends	(19)	(813)	(737)
Net loss attributable to common stockholders	$(25,392)	$(65,685)	$(45,489)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Number of Shares	$.01 par value	Number of Shares	$.01 par value	Additional paid-in- Capital	Related Party Receivables	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit

Balances at December 31, 2011	22	$—	8	$—	$—	$(124)	$(246,992)	$(89)	$(247,205)
Dividends accrued on preferred stock	—	—	—	—	—	—	(16,197)	—	(16,197)
Net loss	—	—	—	—	—	—	(29,292)	(39)	(29,331)
Balances at December 31, 2012	22	—	8	—	—	(124)	(292,481)	(128)	(292,733)
Purchase of noncontrolling interest	—	—	—	—	—	—	(231)	158	(73)
Repayments on related party notes	—	—	—	—	—	24	—	—	24
Dividends accrued on preferred stock	—	—	—	—	—	—	(17,895)	—	(17,895)
Net loss	—	—	—	—	—	—	(47,790)	(30)	(47,820)
Balances at December 31, 2013	22	—	8	—	—	(100)	(358,397)	—	(358,497)
Repayments on related party notes	—	—	—	—	—	100	—	—	100
Dividends accrued on preferred stock	—	—	—	—	—	—	(6,729)	—	(6,729)
Issuance of common stock	2,611	26	969	10	71,564	—	—	—	71,600
Net loss	—	—	—	—	—	—	(18,663)	—	(18,663)
Balances at December 31, 2014	2,633	$26	977	$10	$71,564	$—	$(383,789)	$—	$(312,189)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(18,663)	$(47,820)	$(29,331)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	8,516	10,761	10,016
Depreciation	9,879	10,121	7,898
Amortization of deferred charges	2,184	2,226	2,630
Deferred tax liability	594	569	433
Loss on sale of long-lived assets	1,719	109	16
Gain on sale of Transferred Assets	(39,715)	—	—
Loss on extinguishment of debt	—	572	—
Change in operating assets and liabilities
Accounts receivable	(1,557)	(2,008)	(923)
Inventories	(9,608)	348	(3,773)
Prepaid expenses, notes receivable and other assets	(6,998)	(710)	248
Accounts payable	6,846	1,281	2,828
Accrued expenses	1,618	4,375	1,115
Customer deposits	(501)	(75)	798
Deferred revenue	833	896	1,785
Net cash used in operating activities	(44,853)	(19,355)	(6,260)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(17,503)	(15,471)	(7,894)
Capital expenditures, other	(1,501)	(1,302)	(845)
Acquisition of business, net of cash required	—	—	(48,237)
Proceeds from sale of property and equipment	332	—	77
Proceeds from sale of Transferred Assets	40,799	87	—
Change in restricted cash	2,000	(2,000)	—
Net cash provided by (used in) investing activities	24,127	(18,686)	(56,899)
Cash flows from financing activities
Proceeds from debt	—	230,000	66,243
Payments on debt	—	(210,378)	—
Proceeds from Revolving Credit Facility	5,500	28,500	—
Payments on capital leases and other obligations	(3,716)	(592)	(598)
Repayments on related party notes	100	24	—
Proceeds of issuance from common stock	71,600	—	—
Dividends paid on preferred stock	(17,912)	—	—
Redemption of preferred stock	(9,374)	—	—
Deferred charges	—	(10,653)	(1,853)
Purchase of noncontrolling interest	—	(73)	—
Other, net	—	—	13
Net cash provided by financing activities	46,198	36,828	63,805
Net increase (decrease) in cash	25,472	(1,213)	646
Cash and cash equivalents
Beginning of period	361	1,574	928
End of period	$25,833	$361	$1,574
Supplemental Disclosures
Cash paid for interest	$22,502	$14,673	$13,312
Cash paid for taxes	$180	$180	$161
Noncash items
Capital expenditures in accounts payable	$209	$611	$440
Acquisition of inventory through financing arrangements	$5,281	$—	$448
Acquisition of managed support services through financing arrangements	$1,984	$—	$—
Acquisition of equipment through capital leases	$539	$—	$339
Dividends accrued on Class A preferred stock	$(4,564)	$(10,411)	$(9,432)
Dividends accrued on Class C preferred stock	$(1,630)	$(3,717)	$(3,368)
Dividends accrued on Class E preferred stock	$(502)	$(2,358)	$(2,136)
Dividends accrued on Class F preferred stock	$(14)	$(596)	$(524)
Dividends accrued on Class G preferred stock	$(19)	$(813)	$(737)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Interface Security Systems Holdings, Inc. (“Holdings”) is a Delaware corporation. Holdings is a technology company engaged in the sale, provisioning, installation, monitoring and maintenance of physical security, secure managed broadband, and digital Voice over Internet Protocol (“VoIP”) based applications to commercial and residential customers throughout the United States. Holdings is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings’ parent company, Interface Master Holdings, Inc. (“Master Holdings”) on a fully diluted basis. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the “Company” or “Interface”. In the third quarter of 2013, Holdings acquired all of the remaining noncontrolling interest in The Greater Alarm Company, Inc. (“GAC”) and merged Westec (as defined below) and GAC into Interface Systems.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments that might result from the occurrence of any of the uncertainties described in the Operating Model and Liquidity section below.

Management believes that the Company’s current capital resources are adequate to continue operations, maintain its business strategy and grow recurring monthly revenue (“RMR”) during the year ending December 31, 2015. Based on its current cash projections which includes our expected continued investment in RMR growth activities, the current Contracted Backlog of $2.0 million and new RMR created from the Family Dollar deployment which will begin to generate significant positive cash flow impact during 2015, the Company expects to be able to service its debt through the January 2016 interest payment. However, the Company cannot provide assurance that it will achieve positive cash flow during high volume net new RMR growth periods, that no longer investing in creating new RMR and replacing attrition (“Steady State”) will produce sufficient cash flow to meet all of its obligations or that it can raise additional debt and/or equity capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Operating Model and Liquidity

The Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. A majority of the Company’s revenues are generated within the United States and a majority of the Company’s long-lived assets are located within the United States. Management evaluates performance and allocates resources based on the Company as a whole. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, maintenance and related services that generate profitable RMR. The Company makes a one-time investment in sales and installation costs to create new customers internally and this investment is not generally capitalized. The Company generates substantial operating losses as a result of expensing the majority of its investment in subscriber RMR growth.

Security technology monitoring companies are generally valued based on a multiple of the RMR associated with the customer contracts and these purchase multiples do vary based on performance metrics, scale and market conditions. Management believes that there is significant value created for the Company’s stockholders and debt holders resulting from the steady growth in the Company’s RMR at historical investment levels. Management believes that there is significant value created for the Company’s stockholders resulting from the steady growth in its RMR at historical investment levels. The Company has demonstrated year-on-year increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. Management also believes this enhances the Company’s ability to service debt obligations. As of December 31, 2014, the Company is actively billing approximately $8.4 million of RMR and has a Contracted Backlog of RMR contracts totaling $2.0 million of

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which a majority is expected to be installed in the first six months of 2015. The related equipment and materials have been procured for the Contracted Backlog.

In January 2013, the Company closed an offering of 9 1/4% Senior Secured Notes due 2018 (the “Notes”) in an aggregate principal amount of $230.0 million, the proceeds of which were used to repay its then-existing revolver balance, senior subordinated note, subordinated notes payable and the fees and expenses associated with the offering. In addition, the Company had $32.0 million drawn and $9.4 million available for borrowing under the Revolving Credit Facility (as defined below) at December 31, 2014. See Note 9.

The Company used $44.9 million, $19.4 million, and $6.3 million of cash for operations for the years ended December 31, 2014, 2013 and 2012, respectively, and had positive working capital of $20.0 million as of December 31, 2014 and negative working capital of $13.2 million (excluding assets and liabilities held for sale) as of December 31, 2013. In addition, as of December 31, 2014, the Company had $266.4 million of total indebtedness.

Throughout the course of the Company’s history, it has been able to adjust the level of RMR growth and related investment based on the capital available. If the Company were to cease its internal growth strategy and go into Steady State, it would likely generate future positive cash flows that could be used to pay down its outstanding debt. Steady State is a generally recognized financial metric often used by industry lenders, investment bankers, credit rating agencies and physical security companies to assess ongoing cash flow generating capabilities of a security company assuming that the company invests only in acquiring new customers to offset attrition and maintain a steady base of RMR.

During high volume net new RMR growth periods, management cannot provide assurance that the Company will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could elect to operate in Steady State and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the $21.1 million in expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2014 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and 2014 RMR backlog. Management believes that operating in Steady State would provide the resources necessary to service our debt through the January 2016 interest payment. However, the Company has not operated in Steady State and there is no assurance that moving to Steady State will produce sufficient cash flow to meet all of its obligations.

On March 30, 2015, the Company received a waiver from Capital One of any default under its Revolving Credit Facility resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. On March 30, 2015, the Company entered into a fourth amendment to the Revolving Credit Facility with Capital One increasing the facility from $45.0 million to $50.0 million.

2. Summary of Significant Accounting Policies

The significant accounting policies followed by the Company in the preparation of its consolidated financial statements are described below and are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, which are all 100% owned as of December 31, 2014 and December 31, 2013. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made. Actual results could differ from those estimates. Some of the more significant estimates include

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the useful lives for and recoverability of tangible and intangible assets, purchase price allocations of acquired businesses and income taxes.

Revenue Recognition

The Company’s policy is to recognize revenue when it is realized or realizable and it is earned. The Company considers revenue realized or realizable and earned when risk of loss transfers, persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable, and collectability is reasonably assured. Service revenues for monitoring, maintenance or other service contracts are recognized ratably as services are rendered over the term of each customer agreement. Customer billings for services not yet rendered are deferred and recognized as revenue when the services are rendered and are included in deferred revenue in the consolidated balance sheets.

Transactions for which the Company retains ownership of the alarm, secured managed broadband (“SMB”), VoIP or other system, revenues associated with the equipment and their related subscription monitoring or maintenance contracts, any set up fee and initial direct costs are deferred and are amortized on a straight-line basis over the longer of the estimated customer life or the initial term of the related contract. The related installation costs (labor, equipment, subcontractor labor, etc.) are capitalized into subscriber system assets and are amortized on a straight-line basis over the initial term of the customer contract.

Arrangements involving the sale of alarm, SMB, VoIP or other systems, as well as other services to the customer can be considered to have multiple elements, including the sale of equipment, installation, monitoring and/or maintenance services. We assess our revenue arrangements to determine the appropriate units of accounting. Once the units of accounting are properly determined, we evaluate the hierarchy of Vendor Specific Objective Evidence (“VSOE”), Third Party Evidence (“TPE”) and Best Estimate of Selling Price (“BESP”) to determine the appropriate selling price for each unit of accounting. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. BESP is established considering multiple factors, including, but not limited to, pricing practices in different geographies, gross margin objectives and internal costs. Some of the Company's offerings contain a significant element of proprietary technology and provide substantially unique features and functionality. As a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis and typically not able to determine TPE for such products. Therefore BESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration. BESP reflects the Company's best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of its business, technical skill required, customer location and other market conditions.

Once the selling prices for all units of accounting are identified, the arrangement consideration is allocated to those separate units based on their relative selling prices. In those types of arrangements, the revenues associated with the equipment and installation services are limited to amounts that are not contingent upon the delivery of the monitoring and/or maintenance services.

For transactions in which we install alarm, SMB, VoIP or other systems without any contracted future services, revenue is recognized upon completion of the installation.

Provisions for certain rebates, refunds and discounts to customers are accounted for as reductions in revenue in the same period the related revenue is recorded based on sales terms and historical experience. Refunds occur in limited circumstances and only after all attempts to resolve customer concerns have been exhausted. Amounts that the Company has refunded during fiscal years 2014, 2013 and 2012 were not material.

Other Comprehensive Income

As noted in the statement of operations, the Company did not recognize any other comprehensive income during 2014, 2013 and 2012.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

All amounts reported as cash and cash equivalents on the Company’s consolidated balance sheets represent cash or deposits and investments, which are available on demand to the Company with original maturities at the time of purchase of three months or less. Additionally, we had $2.0 million of restricted cash as of December 31, 2013 related to amounts placed in escrow pursuant to the sale of the Transferred Assets (as defined below). See Note 4.

Accounts Receivable

Accounts receivable represents amounts due from customers on sales, installations, monitoring and maintenance contracts that have been adjusted for estimated uncollectible amounts. The Company grants credit to customers and does not require collateral for its accounts receivable. As security, the customer signs a binding agreement before any services are performed and payment for services is billed in advance. The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company’s receivable portfolio determined on the basis of historical experience and other currently available evidence. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. The allowance for uncollectible accounts receivables was $1.1 million and $1.0 million at December 31, 2014 and 2013, respectively.

Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market. Inventories include the cost of materials, direct labor and work in progress. Obsolete or excess inventories are reflected at their estimated realizable values.

Property and Equipment

Property and equipment acquired through acquisition, is recorded at estimated fair market value under the purchase method of accounting as of the acquisition date. Additions to property and equipment subsequent to the acquisition date are recorded at cost. The Company capitalizes direct labor and related overhead costs associated with Company-owned monitoring systems installed on subscriber premises. In addition to equipment, direct labor and related overhead costs capitalized for the years ended December 31, 2014, 2013 and 2012 was $17.1 million, $15.6 million and $7.9 million, respectively. Management evaluates long-lived assets, including property and equipment, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets with the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, management recognizes the amount of the impairment by estimating the fair value of the assets and recording a provision for loss. The Company has determined there are no events or changes in circumstances that indicate that the carrying value may not be recoverable as of December 31, 2014 and 2013.

Certain leased property is capitalized in accordance with authoritative accounting guidance and the present value of the related minimum lease payments is recorded as a liability, using interest rates appropriate at the inception of each lease. Amortization of capital leased assets is computed on the straight-line method over the life of the asset.

Expenditures for maintenance, repairs and minor renewals are expensed as incurred; expenditures for betterments and major renewals, which substantially increase the useful life of the asset, are capitalized. When assets are retired or otherwise disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operating results.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company provides for depreciation using the straight-line method based upon estimated useful lives of the assets as follows:

Years
Subscriber system assets	3 to 7
Leasehold improvements	5 to 10
Software	3 to 5
Furniture, fixtures and equipment	5 to 7
Vehicles	3 to 5

Goodwill and Intangible Assets

Goodwill results from the excess purchase price of an acquisition over the fair value of the net assets acquired and is not amortized. It is tested for impairment annually, or more frequently as warranted by events or changes in circumstances. In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of the reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determines that an impairment is more likely than not, a two-step, quantitative impairment test is then required, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.

The Company elected to perform a quantitative assessment for its goodwill impairment testing and concluded that goodwill is not impaired. Under the quantitative impairment test, the Company compares the fair value of its reporting unit with its carrying amount. The estimated fair value of the reporting unit used in the goodwill impairment test is determined utilizing market indicators of the Company's RMR multiple. Based on quantitative evaluations performed by the Company, management believes no impairment exists in the carrying value of its goodwill or other indefinite-lived intangible assets at December 31, 2014 and 2013.

The Company’s alarm monitoring contracts, which were acquired through acquisitions are amortized on a straight-line basis over periods ranging from 10 to 12 years.

Nonsolicitation agreements, which arose in connection with acquisitions are amortized over the lives of the agreements, which range from 2 to 10 years.

Deferred Charges

Deferred charges consist of costs related to borrowings and are deferred and amortized to interest expense over the terms of the related borrowing. Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization.

Customer Deposits

Customer deposits represent cash advances received from customers for installing alarm monitoring systems and customer payments for RMR services prior to being invoiced.

Deferred Revenue

Deferred revenue represents advance billings for customer monitoring, maintenance and managed services under contract terms. Revenue is recognized ratably over the period of service associated with the payment. For transactions in which we retain ownership of the system, any amounts collectible upfront are deferred and amortized over the longer of the estimated customer life or the initial term of the contract.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturities of these assets and liabilities. See Note 9 for the estimated fair value of the Notes.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method of accounting for income taxes. The current and deferred tax consequences of a transaction are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable currently or in future years. Deferred income taxes are provided for temporary differences between income tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. A valuation allowance reduces deferred tax assets when management determines it is “more likely than not” that some portion or all of the deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition.

3. Acquisition

In March 2012, the Company merged a newly formed subsidiary company with Westec for cash consideration and a note payable to the seller. The acquisition was accounted for under the purchase method of accounting and was financed by the note payable to the seller and borrowings under the Revolving Credit Facility.

The purchase price allocation recorded in connection with the acquisition is as follows (in thousands):

Cash and cash equivalents	$1,087
Accounts receivable	2,881
Inventories	740
Prepaid expenses, other assets	73
Property and equipment	5,098
Alarm monitoring contracts	22,500
Internally developed software	4,347
Goodwill	16,905
Nonsolicitation agreements	1,320
Accounts payable	(1,321)
Accrued expenses	(4,306)
Total consideration	$49,324

The final purchase price was based on a third-party valuation analysis. The weighted average amortization period assigned to the alarm monitoring contracts is 12 years and internally developed software is 5 years. The merger with Westec has provided for an increase in goodwill due to anticipated synergies, operating efficiencies and cost savings to be realized. The goodwill recorded in connection with this acquisition is not deductible for tax purposes.

The following unaudited pro forma financial information of the Company is based on the historical consolidated financial statements of the Company and the historical consolidated financial statements of Westec and is intended to provide information about how the Westec Acquisition and related financing may have affected the Company’s historical consolidated financial statements if they had closed as of beginning of the prior fiscal year. The unaudited pro forma financial information below is based on available information and assumptions that the Company believes are reasonable. The unaudited pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what the Company’s financial condition or results of operations

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would have been had the transactions described above occurred on the date indicated. The unaudited pro forma financial information also should not be considered representative of the Company’s future financial condition or results of operations.

Year Ended December 31,
2012

Revenues	$117,335
Net Loss	$(30,545)

4. Sale of Transferred Assets

Pursuant to an Asset Purchase Agreement (the “Hawk Asset Purchase Agreement”), dated as of January 9, 2014 (the “Closing Date”), by and among My Alarm Center, LLC, d/b/a Alarm Capital Alliance (“Buyer”), and Interface Systems, the Interface Systems sold certain residential customer contracts and related assets and liabilities used exclusively in, or necessary to conduct, the alarm system sales, installation, repair, maintenance and monitoring services of the Company’s Hawk Security Services brand (“Hawk”) in the State of Texas (the “Transferred Assets”) to the Buyer. The total purchase price for the Transferred Assets was approximately $42.8 million of which approximately $40.7 million was paid in cash to the Company and $2.1 million was deposited in an escrow account on the Closing Date. Approximately $2.0 million was recorded as restricted cash on the balance sheets as of December 31, 2013. The funds remained in escrow for six months following the Closing Date with a 30 day settlement period and served as the exclusive source of recovery for customary indemnification obligations with respect to the Company’s representations, warranties and covenants under the Hawk Asset Purchase Agreement and certain adjustments to the purchase price in the event the customer attrition rate applicable to the Transferred Assets differed from specified targets. The Company agreed to provide Buyer with certain specified transition services to allow for the efficient transition of the Transferred Assets to Buyer for six months following the Closing Date with a 30 day settlement period, unless extended by mutual agreement. This escrow balance was released and received by the Company in August 2014. The Company continues to operate in the residential alarm monitoring business under the Interface brand and the Hawk branded services were not clearly distinguishable operationally or for financial reporting purposes. The Company used a portion of the net proceeds to redeem all of the issued and outstanding shares of its Class G Preferred Stock and Class F Preferred Stock and part of its Class E Preferred Stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to its stockholders as permitted under the indenture governing the Notes.

As of December 31, 2013, the Transferred Assets met the criteria for assets held for sale under FASB ASC 360, Property, Plant and Equipment. As such, the assets and liabilities to be sold were reclassified as held for sale. Assets held for sale on the Company’s balance sheets as of December 31, 2013 included accounts receivable of approximately $0.3 million, inventory of $0.3 million and property, plant and equipment of $3.6 million. Liabilities held for sale on the Company’s balance sheets as of December 31, 2013 included accrued expenses of $0.1 million, customer deposits of $0.5 million, and deferred revenue of $0.8 million.

5. Inventories

Inventories consist of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013

Products	$10,279	$2,858
Work-in-process	11,376	4,023
	$21,655	$6,881

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment

Property and equipment consists of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013

Subscriber system assets	$36,880	$31,664
Equipment	2,809	4,044
Vehicles	1,125	1,759
Software	2,817	3,938
Furniture and fixtures	543	757
Leasehold improvements	933	1,177
	45,107	43,339
Less: Accumulated depreciation	(17,389)	(22,833)
	$27,718	$20,506

Depreciation expense was $9.9 million, $10.1 million and $7.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Goodwill and Intangible Assets

Activity for goodwill is set forth as below (in thousands):

Balance at December 31, 2012	$40,463
Additions for current year additions	—
Accumulated impairment losses	—
Balance at December 31, 2013	$40,463
Additions for current period	—
Accumulated impairment losses	—
Balance at December 31, 2014	$40,463

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are recorded at cost or fair value if acquired in a purchase business combination and consist of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013

Alarm monitoring contracts	$58,044	$94,179
Internally developed software	4,347	4,347
Nonsolicitation agreements	10	1,340
Other	5	5
	62,406	99,871

Less accumulated amortization for:
Alarm monitoring contracts	(35,662)	(64,310)
Internally developed software	(2,400)	(1,531)
Nonsolicitation agreements	(9)	(1,180)
Other	(3)	(2)
	(38,074)	(67,023)
	$24,332	$32,848

Amortization of intangible assets was $8.5 million, $10.8 million and $10.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of intangible assets for the following five years, as of December 31, 2014, is as follows (in thousands):

2015	$5,476
2016	4,149
2017	2,855
2018	1,995
2019	1,907

8. Accrued Expenses

Accrued expenses consist of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013

Payroll and benefit related accruals	$3,885	$2,629
Interest	9,896	10,015
Other	3,120	2,555
	$16,901	$15,199

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt

Long-term debt consists of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013

Notes	$230,000	$230,000
Revolving line of credit	32,000	26,500
	$262,000	$256,500

In January 2013, the Company closed the offering of Notes for $230.0 million, the proceeds of which were used to repay the existing revolver balance, senior subordinated promissory note, subordinated notes payable and the fees and expenses associated with the offering. The Notes have a maturity date of January 15, 2018 and have an interest rate of 9 1/4% with semi-annual interest payments due on January 15th and July 15th. The Notes are jointly and severally guaranteed by each of the Company’s current and future domestic subsidiaries and are secured by substantially all of the Company’s and any guarantors’ existing and future tangible and intangible assets.

In connection with the issuance of the Notes, the Company entered into a registration rights agreement with the initial purchasers of the Notes. The registration statement was filed pursuant to the Company’s obligations under this registration rights agreement on July 9, 2014. The registration statement was declared effective on July 30, 2014. The exchange offer expired on August 27, 2014 and all of the Notes were tendered by the holders and exchanged.

The Company also closed a $45.0 million revolving credit facility in January 2013, which is senior to the Notes (the “Revolving Credit Facility”), which allows the Company to borrow the lesser of $45.0 million or up to 5 times RMR. The Revolving Credit Facility matures on January 15, 2018 and had $32.0 million drawn and availability of $9.4 million at December 31, 2014. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the available borrowing capacity. As of December 31, 2014 and December 31, 2013, the Company had $0.1 million and $0.1 million in letters of credit outstanding, respectively.

Borrowings under the revolving line of credit bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of December 31, 2014 and December 31, 2013). The Revolving Credit Facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross attrition rate of 13.0% at any time. The Revolving Credit Facility is secured by a first priority perfected lien on all of the same assets that secure the Notes. The Revolving Credit Facility also provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of December 31, 2014, the Company was in compliance with all of the restrictive and financial covenants.

On May 16, 2014, the Company entered into a waiver, consent and second amendment to its Revolving Credit Facility with the lender, which (i) amended the Revolving Credit Facility to permit, and in which the lender consented to, certain events in connection with certain reorganization transactions; (ii) amended the Revolving Credit Facility to provide that a ‘‘change of control’’ in the indenture governing the 12.50% / 14.50% Senior Contingent Cash Pay Notes of Master Holdings (the “Master Holding Notes”) will constitute a ‘‘change in control’’ under the Revolving Credit Facility; and (iii) waived any defaults in connection with the Company’s prior substantial doubt about its ability to continue as a going concern. On August 15, 2014, the Company entered into a third amendment to the Revolving Credit Facility with the lender, which increased the amount of capital leases, mortgage financings or purchase money obligations, in each case, incurred for the purpose of financing all or any

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

part of the purchase price or cost of design, construction, installation or improvement of property, plant or equipment used in the business, in an aggregate principal amount, including all new indebtedness incurred to renew, refund, refinance, replace, defease or discharge any existing indebtedness incurred not to exceed $5,000,000 at any time outstanding, less the outstanding amount of any capital leases.

On March 30, 2015, the Company received a waiver from Capital One of any default under its Revolving Credit Facility resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. On March 30, 2015, the Company entered into a fourth amendment to the Revolving Credit Facility with Capital One increasing the facility from $45.0 million to $50.0 million.

Based upon outstanding indebtedness as of December 31, 2014, aggregate annual maturities on the total borrowings under all debt agreements as of December 31, 2014 are as follows (in thousands):

Year	Amount

2015	$—
2016	—
2017	—
2018	262,000
2019	—
$262,000

At December 31, 2014, the Notes traded at a range of 100.00 to 102.00 based upon available market information. The range of the estimated fair value of the Notes was $230.0 million to $234.6 million as of December 31, 2014 and is classified with Level 2 of the valuation hierarchy. The carrying amount of debt outstanding under the Company's revolving credit facility approximates fair value as interest rates on these borrowings approximate terms currently offered by the Company, which are considered Level 2. See Note 10.

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Deferred charges consist of the following at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013

Deferred financing fees	$10,921	$10,921
Accumulated amortization	(4,267)	(2,083)
	$6,654	$8,838

Amortization of deferred financing fees was $2.2 million, $2.2 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in interest expense in the accompanying consolidated statement of operations.

10. Fair Value of Financial Instruments

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company’s federal income tax returns from 2011 through 2013 remain subject to examination. In addition, certain carryforward attributes that were generated prior to 2011 may still be adjusted upon examination by the Internal Revenue Service to the extent utilized in a period open to examination. Various state jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to the consolidated financial statements.

The Company recognized income tax expense of $1.0 million, $0.7 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, resulting in an effective tax rate of (4.26)%, (1.53)% and (1.74)% for the years ended December 31, 2014, 2013 and 2012, respectively. In each year, income tax expense includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. In addition, the Company determines its estimated annual effective tax rate based on its projected operating losses for the year and applies this rate to each period in accordance with requirements for accounting for income taxes under ASC 740-270.

The components of the Company’s provision for income taxes for the years ended December 31, 2014, 2013 and 2012 were as follows (in thousands):

	December 31,
	2014	2013	2012
Current tax expense
Federal	$—	$—	$—
State	496	154	88
Total current	496	154	88
Deferred tax expense
Federal	485	516	485
State	57	52	(52)
Total deferred	542	568	433
Total provision for income taxes	$1,038	$722	$521

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes as a result of the following:

	2014	2013	2012
Tax at U.S. statutory rate	35.00%	35.00%	35.00%
State taxes, net of benefit	(2.27)%	3.11%	3.60%
Permanent differences	(10.14)%	—%	—%
Valuation allowance	(27.56)%	(39.34)%	(40.17)%
Other, net	0.71%	(0.30)%	(0.17)%
Effective tax rate	(4.26)%	(1.53)%	(1.74)%

At December 31, 2014 and December 31, 2013, the deferred tax assets attributable to federal net operating loss carryforwards was $102.7 million and $93.5 million, respectively. Such carryforwards, which may provide future tax benefits, expire in various years through 2034. Additionally, the equity offerings made throughout the Company's history have resulted in a change of ownership for tax purposes causing restrictions on the use of these tax losses pursuant to Section 382 of the Internal Revenue Code; however, the Company has not analyzed whether any possible limitations exist at this time. The deferred tax asset associated with these net operating loss carryforwards has been fully reserved for at December 31, 2014 and December 31, 2013. The Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that its federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under the provisions of ASC 740. As such, the value of the deferred tax assets was fully offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The Company also applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. ASC 740 specifies the accounting the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. Management has evaluated all significant tax positions at December 31, 2014 and 2013 and concluded that there are no significant uncertain tax positions as defined by accounting standards and therefore there was no effect on the Company’s financial position or results of operations as a result of implementing the standard. If they were to arise, interest and penalties associated with unrecognized tax positions will be classified as additional income taxes in the statement of income.

Significant components of the Company’s deferred tax liabilities and assets are as follows as of December 31 (in thousands):

	2014	2013
Net operating loss carry forward	$102,662	$93,479
Amortizable assets	2,197	2,864
Miscellaneous accruals	894	203
Bad debt reserve	432	366
Inventory reserve	217	228
Gross deferred tax asset	106,402	97,140
Depreciable assets	(2,459)	(813)
Amortizable assets - acquisition costs	(1,330)	(1,228)
Goodwill	(6,758)	(6,229)
Gross deferred tax liabilities	(10,547)	(8,270)
Net deferred tax asset	95,855	88,870
Less: valuation allowances	(103,943)	(96,364)
Net deferred tax liability	$(8,088)	$(7,494)

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of December 31, 2014 and December 31, 2013 is comprised of the Company’s Class A, Class C, Class E, Class F and Class G preferred stock, including accrued dividends.

In May 2014, the Company completed a corporate reorganization with Master Holdings in connection with the closing of a $115.0 million offering of the Master Holdings Notes. The Master Holding Notes are not guaranteed by any of Master Holdings subsidiaries, including Holdings and Interface Systems. Pursuant to the reorganization, each of SunTx Capital Partners and certain of its affiliates, Michael T. Shaw, Michael J. McLeod, Kenneth Obermeyer and certain other stockholders of Holdings exchanged all of their shares of each class of common stock of Holdings and each class of preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings with substantially similar terms as the shares of Holdings. In addition, Master Holdings used $71.6 million of the proceeds of the offering to purchase shares of Class A common stock and Class B common stock of Holdings. Immediately following the consummation of these transactions, Master Holdings owned approximately 99% of each class of common stock of Holdings and at least 99% of each class of preferred stock. Subsequent to these transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns 100% of the common stock and preferred stock of Holdings.

The Company adopted an amended and restated certificate of incorporation on May 29, 2014 authorizing 70,000 shares of Class A preferred stock with a par value of $1.00 per share, 60,000 shares of Class C preferred stock with a par value of $1.00 per share, and 50,000 shares of Class E preferred stock with a par value of $1.00 per share. Pursuant to the Company’s amended and restated certificate of incorporation, none of the classes of preferred stock are entitled to receive any dividends.

Prior to adopting the amended and restated certificate of incorporation, the Company’s certificate of incorporation, as amended (the “Prior Charter”), also authorized 50,000 shares of Class F preferred stock with a par value of $1.00 per share and 5,000 shares of Class G preferred stock with a par value of $1.00 per share. In addition, each share of Class E preferred stock was convertible into one share of Class A common stock and one share of Class C preferred stock at any time at the option of the stockholder. Pursuant to the Prior Charter, each series of the preferred stock accrued dividends cumulatively on a daily basis at the rate of 10% per annum (12.9% for the Class F preferred stock). Dividends ceased to accrue upon adoption of the Company’s amended and restated certificate of incorporation.

The Company’s preferred stock each contain an optional redemption that allows the Company to redeem the preferred shares at its option, and a mandatory redemption upon a Disposition Event (as defined in the Company’s amended and restated certificate of incorporation), in each case, at their stated redemption value plus all accrued and unpaid dividends. Since SunTx Capital Partners and its affiliates control the appointment of the directors of Holdings through its ownership of the substantial majority of the voting power of Master Holdings, SunTx Capital Partners could require the Company to redeem the preferred shares or otherwise force a Disposition Event. As such, the Company considers the preferred stock and associated dividends to be payable at the option of the holder and not solely within the Company’s control. Accordingly, the Company’s preferred stock is recorded as redeemable and / or convertible securities (outside of permanent equity) in the accompanying consolidated balance sheets.

Class C and Class E have liquidation preference rights over Class A preferred stock. The distribution of any liquidation is set forth in the Company’s amended and restated certificate of incorporation.

In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock and Class F preferred stock and part of the Company’s Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to its stockholders, as permitted under the indenture governing the Notes. A summary of the change in mezzanine equity for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Class A Preferred		Class C Preferred		Class E Preferred		Class F Preferred		Class G Preferred
	Number of Shares	$1.00 par value	Number of Shares	$1.00 par value	Number of Shares	$1.00 par value	Number of Shares	$1.00 par value	Number of Shares	$1.00 par value

Balances at December 31, 2011	39	$85,877	16	$32,439	11	$20,579	2	$3,875	2	$7,094
Dividends accrued on preferred stock	—	9,432	—	3,368	—	2,136	—	524	—	737
Balances at December 31, 2012	39	95,309	16	35,807	11	22,715	2	4,399	2	7,831
Dividends accrued on preferred stock	—	10,411	—	3,717	—	2,358	—	596	—	813
Balances at December 31, 2013	39	105,720	16	39,524	11	25,073	2	4,995	2	8,644
Dividends accrued on preferred stock	—	4,564	—	1,630	—	502	—	14	—	19
Dividends paid	—	—	—	—	—	(12,961)	—	(2,309)	—	(2,642)
Redemption of preferred stock	—	—	—	—	(1)	(653)	(2)	(2,700)	(2)	(6,021)
Balances at December 31, 2014	39	$110,284	16	$41,154	10	$11,961	—	$—	—	$—

13. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation authorizes 3,000,000 shares of Class A common stock with a par value of $0.01 per share, and 1,500,000 shares of Class B common stock with a par value of $0.01 per share. See consolidated statement of changes in stockholder’s equity (deficit) for details of shares issued and outstanding. In addition, each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the stockholder.

On December 13, 2001 (date of inception), members of Company management purchased shares of Holdings’ stock at prices determined by the board of directors of the Company. The purchase price for such shares was paid to the Company with an aggregate of $250,000 in recourse promissory notes payable to the Company, with the shares pledged as collateral. The outstanding balance of the promissory notes of $0.1 million December 31, 2013 is reflected as a reduction in stockholders’ equity (deficit) in the accompanying consolidated balance sheets. Subsequent to the date of inception, additional shares of the Company’s stock were purchased with cash or issuance of additional promissory notes by certain members of management. In April 2014, all of the promissory notes issued by management were paid in full and terminated.

14. Benefit Plan

The Company sponsors a 401(k) savings plan (the “Plan”) covering substantially all employees who are at least age 21 and have completed six months of service with the Company. The Company, at its discretion, may make employer contributions to the Plan. During the years ended December 31, 2014, 2013 and 2012, the Company made a contribution of $0.1 million, $0.2 million and $0.1 million, respectively, to the Plan.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Lease Commitments and Other Obligations

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and various vehicles with terms of one year or greater. At December 31, 2014, the future minimum rental payments required under such leases are as follows (in thousands):

2015	$3,277
2016	2,361
2017	1,585
2018	1,103
2019 and thereafter	1,581
$9,907

Rental expense for the years ended December 31, 2014, 2013 and 2012 was $6.1 million, $4.8 million and $3.8 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At December 31, 2014, the future minimum lease payments under such leases are as follows (in thousands):

2015	$279
2016	240
2017 and thereafter	9
528
Less: current portion	(279)
$249

Capital leases for equipment had a book value of $2.2 million and $2.5 million and accumulated depreciation of $1.5 million and $2.1 million at December 31, 2014 and December 31, 2013, respectively.

The Company has entered into financing arrangements for the purchase of inventory and managed support services. The financing arrangements are non-interest bearing and range from 24 to 36 months in duration. The total amount of these borrowings, including current portion, was $3.9 million and $0.2 million at December 31, 2014 and December 31, 2013, respectively. The current portion of these borrowings was $1.8 million and $0.2 million at December 31, 2014 and December 31, 2013, respectively. The financing agreement is non-interest bearing and payable over 24 months. The imputed interest on the financing arrangements was not significant based on the lender's borrowing rate.

16. Concentrations of Credit Risk and Significant Customers

The Company provides services and sells its products to a wide range of customers including commercial businesses and private residences. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, and such losses have historically been within management’s expectations.

The Company had concentrations of credit risk with two customers, representing 18.5% and 6.6%, respectively, of total revenues for the year ended December 31, 2014. The associated accounts receivable from these two customers as a percentage of the Company’s accounts receivable, net, were 17.5% and 2.2%, respectively, as of December 31, 2014. For the year ended December 31, 2013, the Company’s two largest customers accounted for 17.2% and 4.6%, respectively, of total revenues and represented 20.5% and 0.6%, respectively, of the Company’s total accounts receivable, net, as of December 31, 2013.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchases from a specific vendor that provides subcontract labor in the security alarm and managed services industry totaled $14.0 million and $6.0 million for the year ended December 31, 2014 and 2013, respectively. At December 31, 2014 and December 31, 2013, the Company had an accounts payable balance of $2.8 million and $1.0 million, respectively, due to the vendor. Purchases from this vendor represented 12.3% and 6.2% of the Company’s total purchases for the years ended December 31, 2014 and 2013, respectively. Additionally, purchases of equipment from another vendor totaled $11.0 million and $10.3 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and December 31, 2013, the Company had an accounts payable balance of $3.0 million and $2.4 million, respectively, due to the vendor. Purchases from this vendor represented 9.6% and 10.7% of the Company’s total purchases for the years ended December 31, 2014 and 2013, respectively.

17. Noncontrolling Interest

In November 2004, Holdings acquired 80% of the voting common stock of GAC. As of December 31, 2012, and as a result of subsequent stock purchases and additional capital contributions since 2004, Holdings owned approximately 99% of the voting common stock of GAC. In the third quarter of 2013, Holdings acquired all of the remaining noncontrolling interest in GAC for $0.1 million. The noncontrolling interest’s share of GAC’s net loss was $0.03 million and $0.04 million for the years ended December 31, 2013 and 2012, respectively, in the consolidated statement of operations.

18. Related Party

Management Agreement

In April 2010, the Company entered into a Management Services Agreement (the “Management Agreement”) with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company pays SunTx Management, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for the Master Holdings Notes, the Company is not permitted to pay the fees to SunTx Management under the Management Agreement unless, among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to incur such $1.00 of additional indebtedness, excluding permitted indebtedness under the revolving credit line, for the trailing four quarters ended December 31, 2014 and therefore, no fees were paid to SunTx Management during the period from June 2014 to December 2014. Fees paid to SunTx Management were $0.2 million, $0.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Registration Rights Agreement

On December 13, 2001, Holdings entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of its stockholders, including, among others, SunTx Interface, Michael T. Shaw, Michael J. McLeod and Kenneth Obermeyer (together with Mr. Shaw and Mr. McLeod, the “Management Investors”). In connection with the Reorganization Transactions, Master Holdings succeeded to all of the rights under the Registration Rights Agreement of SunTx, the Management Investors and the other investors with respect to the shares of common stock they transferred to Master Holdings. Subsequent to the Reorganization Transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

100% of the common stock and preferred stock of Holdings, and on June 30, 2014, the Registration Rights Agreement was terminated.

Stockholder Agreement

On July 16, 2007, Holdings entered into a stockholder agreement, as amended on May 5, 2010 and on January 14, 2013, and amended and restated on May 30, 2014 (the “Stockholder Agreement”), among certain of its stockholders, including SunTx Interface and the Management Investors. In connection with the Reorganization Transactions, Master Holdings succeeded to all of the rights under the Stockholder Agreement of SunTx, the Management Investors and the other investors with respect to the shares of common stock and preferred stock they transferred to Master Holdings. The Stockholder Agreement, among other things, contained agreements among the investors with respect to the election of Holdings’ board of directors, voting and other restrictions on the transfer of Holdings’ stock, other special corporate governance provisions, prohibitions of certain actions, a right of first purchase, and certain pre-emptive rights.

Subsequent to the Reorganization Transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns 100% of the common stock and preferred stock of Holdings, and on June 30, 2014, the Stockholder Agreement was terminated.

Other Related Party Transactions

In March 2014, the Company entered into a settlement and advance agreement with a former employee of the Company and shareholder of Master Holdings. The agreement releases all current and future claims against the Company in return for a non-interest bearing loan of $500,000 to the former employee and shareholder. The loan is secured by a promissory note and a pledge agreement securing 50% of the 2,074.02 shares of Master Holdings’ common stock (representing 7.0% of the total outstanding common stock) owned by the former employee and shareholder.

19. Contingencies

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would materially adversely affect the Company’s business, financial position, results of operations or liquidity.

20. Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact of adoption of ASU 2014-09 on its financial statements and footnote disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, ASU 2014-15 specifies the process that

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements and footnote disclosures.

21. Unaudited Quarterly Financial Data

The following table presents quarterly data for the fiscal years 2014 and 2013 (in thousands):

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$28,720	$27,427	$32,424	$34,276
Income (loss) from operations	31,508	(5,652)	(8,180)	(10,780)
Net income (loss) (a)	27,690	(12,901)	(15,487)	(17,965)

(a) Net income for the first quarter of 2014 includes the $39.7 million gain on the sale of the Transferred Assets.

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$30,245	$31,745	$32,554	$32,198
Loss from operations	(4,519)	(6,004)	(6,094)	(6,541)
Net loss	(10,565)	(12,095)	(12,318)	(12,842)

22. Subsequent Events

On January 20, 2015, the Company entered into a fee based compensation agreement with a former senior executive employee and current shareholder to pay a sales commission in the amount of $1.2 million solely related to the successful negotiation of a contract term extension in connection with the SMB and VoIP services for one of the Company’s largest customers. The agreement is non-interest bearing and payable within one year. In February 2015, these contract negotiations resulted in a three years term extension of the SMB and VoIP services through December 31, 2019 including a price increase of approximately $118,000 per month in consideration of upgrading the network speed across all stores. The successful negotiation of this three year term extension was assisted by the former executive and current shareholder of the Company who was also instrumental in negotiating the initial contract with Dollar General in 2010. The Company has paid $0.4 million to the shareholder through the end of March 31, 2015.

On March 19, 2015, the Company entered into a financing arrangement for the purchase of inventory and managed support services in the amount of $0.9 million. The financing arrangement is non-interest bearing and payable over 24 months.

On March 30, 2015, the Company received a waiver from Capital One of any default under our Revolving Credit Facility resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. On March 30, 2015, the Company entered into a fourth amendment to the Revolving Credit Facility with Capital One increasing the facility from $45.0 million to $50.0 million.

23. Condensed Consolidating Financial Information

In January 2013, Holdings and Interface Systems, as co-issuers, issued $230.0 million aggregate principal amount of Notes. See Note 9. Pursuant to the indenture governing the Notes, such notes are fully and unconditionally and jointly and severally guaranteed by each of the Company’s current and future domestic subsidiaries and are secured by substantially all of the Company’s and the guarantors’ existing and future tangible and intangible assets. Separate

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

condensed consolidating information is not included because Interface Systems is a wholly-owned subsidiary and co-issuer of the Notes and Holdings has no independent assets or operations. There are no significant restrictions on the ability of Holdings to obtain funds from its subsidiary. Based on these facts, and in accordance with Securities and Exchange Commission Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is not required to provide condensed consolidating financial information for its subsidiary. All consolidated amounts in the Company’s financial statements are representative of its subsidiary.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)

Description	Balance at Beginning of Year	Additions to Deferred Taxes	Balance at End of Year
Valuation allowance on deferred tax liability:
Year Ended December 31, 2012	$54,505	$27,656	$82,161
Year Ended December 31, 2013	82,161	14,203	96,364
Year Ended December 31, 2014	96,364	7,579	103,943