Form 10-Q
period 2015-03-31
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2015-05-15
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

As of May 14, 2015, Interface Security Systems Holdings, Inc. (“Holdings”) had 2,632,839.70 shares of class A voting common stock, $0.01 par value, outstanding and 976,880.09 shares of class B non-voting common stock, $0.01 par value, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in the Company's registration statement on Form S-4 which was declared effective by the Securities and Exchange Commission on July 30, 2014 (the “Registration Statement”). Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “could,” “would,” “should,” and variations of these words or similar expressions (or the negative versions of any such words). All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, management’s expectations, beliefs and projections may not result or be achieved. There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this quarterly report including, among others:

•	our inability to maintain compliance with various covenants under the Revolving Credit Facility (as defined below) to borrow funds;

•	restrictions in the indenture governing the Master Holdings Notes (as defined below) on our ability to incur additional funded debt, other than amounts available under the Revolving Credit Facility;

•	our ability to obtain capital, grow recurring monthly revenue (“RMR”) and maintain our business strategy, which raises substantial doubt about our ability to continue as a going concern;

•	our ability to compete effectively in a highly‑competitive industry;

•	catastrophic events that may disrupt our business;

•	our ability to retain customers;

•	concentration of RMR in a few top customers and concentration of our business in certain markets;

•	our ability to manage relationships with third‑party providers, including telecommunication providers and broadband service providers;

•	our reliance on third party component providers and the risk associated with any failure or interruption in products or services provided by these third parties;

•	our reliance on third party software and service providers;

•	our ability to obtain or maintain necessary governmental licenses and comply with applicable laws and regulations;

•	changes in governmental regulation of communication monitoring;

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARES

	March 31, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$1,586	$25,833
Accounts receivable, less allowance for doubtful accounts of $1,205 and $1,105	14,308	11,964
Inventories	14,612	21,655
Prepaid expenses, notes receivable and other assets	3,905	3,460
Total current assets	34,411	62,912
Property and equipment, net	35,893	27,718
Intangible assets, net	22,772	24,332
Goodwill	40,463	40,463
Deferred charges	6,158	6,654
Other assets	7,301	7,216
Total assets	$146,998	$169,295

Liabilities and Stockholders' Deficit
Current liabilities
Current portion of capital leases and other obligations	$2,517	$2,126
Accounts payable	17,098	18,070
Accrued expenses	12,784	16,901
Customer deposits	1,823	2,375
Deferred revenue	3,629	3,419
Total current liabilities	37,851	42,891
Long-term deferred revenue	2,825	2,826
Deferred tax liability	8,255	8,088
Capital leases and other obligations	1,649	2,280
Long-term debt	262,000	262,000
Total liabilities	312,580	318,085
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at March 31, 2015 and December 31, 2014	110,284	110,284
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at March 31, 2015 and December 31, 2014	41,154	41,154
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 shares outstanding at March 31, 2015 and December 31, 2014	11,961	11,961
Total mezzanine equity	163,399	163,399
Stockholders' deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 2,632,840 shares outstanding at March 31, 2015 and December 31, 2014	26	26
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 976,880 shares outstanding at March 31, 2015 and December 31, 2014	10	10
Additional paid-in-capital	71,564	71,564
Accumulated deficit	(400,581)	(383,789)
Total stockholders' deficit	(328,981)	(312,189)
Total liabilities and stockholders' deficit	$146,998	$169,295

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Three Months Ended March 31,
	2015	2014

Revenue
Services	$32,869	$25,705
Products	5,433	3,015
Total revenue	38,302	28,720
Costs and Expenses
Cost of services	32,915	19,754
Cost of products	5,059	3,772
General and administrative expenses	5,934	8,100
Amortization	1,560	2,372
Depreciation	3,018	2,450
Loss on sale of long-lived assets	226	479
Gain on sale of Transferred Assets	—	(39,715)
Total costs and expenses	48,712	(2,788)
(Loss) income from operations	(10,410)	31,508
Interest expense	(6,164)	(6,133)
Interest income	—	4
(Loss) income before provision for income taxes	(16,574)	25,379
Provision for income taxes	(218)	2,311
Net (loss) income	(16,792)	27,690
Redeemable Class A Preferred stock dividends	—	(2,730)
Redeemable Class C Preferred stock dividends	—	(975)
Convertible and redeemable Class E Preferred stock dividends	—	(312)
Convertible and redeemable Class F Preferred stock dividends	—	(14)
Redeemable Class G Preferred stock dividends	—	(19)
Net (loss) income attributable to common stockholders	$(16,792)	$23,640

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Number of Shares	$.01 par value	Number of Shares	$.01 par value	Additional paid-in- Capital	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2014	2,633	$26	977	$10	$71,564	$(383,789)	$(312,189)
Net loss	—	—	—	—	—	(16,792)	(16,792)
Balances at March 31, 2015	2,633	$26	977	$10	$71,564	$(400,581)	$(328,981)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(16,792)	$27,690
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	1,560	2,372
Depreciation	3,018	2,450
Amortization of deferred charges	546	546
Deferred income tax	167	(1,099)
Loss on sale of long-lived assets	226	479
Gain on sale of Transferred Assets	—	(39,715)
Change in operating assets and liabilities
Accounts receivable	(2,344)	342
Inventories	7,043	320
Prepaid expenses, notes receivable and other assets	(530)	(1,640)
Accounts payable	(1,005)	(1,569)
Accrued expenses	(4,117)	(6,355)
Customer deposits	(552)	122
Deferred revenue	209	946
Net cash used in operating activities	(12,571)	(15,111)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(11,214)	(2,181)
Capital expenditures, other	(179)	(352)
Proceeds from sale of property and equipment	7	92
Proceeds from sale of Transferred Assets	—	40,799
Change in restricted cash	—	(140)
Net cash (used) provided by investing activities	(11,386)	38,218
Cash flows from financing activities
Proceeds from Revolving Credit Facility	—	4,500
Payments on capital leases and other obligations	(240)	(109)
Dividends paid on preferred stock	—	(17,912)
Redemption of preferred stock	—	(9,374)
Deferred financing fees	(50)	—
Net cash used by financing activities	(290)	(22,895)
Net (decrease) increase in cash	(24,247)	212
Cash and cash equivalents
Beginning of period	25,833	361
End of period	$1,586	$573
Supplemental Disclosures
Cash paid for interest	$10,965	$10,390

Noncash items
Capital expenditures in accounts payable	$242	$112
Dividends accrued on Class A preferred stock	$—	$(2,730)
Dividends accrued on Class C preferred stock	$—	$(975)
Dividends accrued on Class E preferred stock	$—	$(312)
Dividends accrued on Class F preferred stock	$—	$(14)
Dividends accrued on Class G preferred stock	$—	$(19)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Interface Security Systems Holdings, Inc. (“Holdings”) is a Delaware corporation. Holdings is a technology company engaged in the sale, provisioning, installation, monitoring and maintenance of physical security, secure managed broadband, and digital Voice and Internet Protocol (“VoIP”) based applications to commercial and residential customers throughout the United States. Holdings is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings' parent company, Interface Master Holdings, Inc. (“Master Holdings”) on a fully diluted basis. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the “Company” or “Interface”.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of March 31, 2015, and the results of operations for the three months ended March 31, 2015 and 2014. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information; accordingly, certain information and footnote disclosures typically included in the Company’s annual financial statements have been condensed or omitted from this report. In management’s opinion, all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods disclosed have been made. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2015. Information presented as of December 31, 2014 is derived from audited financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Management believes that the Company’s current capital resources are adequate to continue operations, maintain its business strategy and grow recurring monthly revenue (“RMR”) for the next twelve months. Based on its current cash projections which includes our expected continued investment in RMR growth activities, the current Contracted Backlog of $1.0 million and new RMR created in 2014 from the Contracted Backlog which will begin to generate positive cash flow impact during 2015, the Company expects to be able to service its debt through the January 2016 interest payment. However, the Company cannot provide assurance that it will achieve positive cash flow during high volume net new RMR growth periods, that no longer investing in creating new RMR and replacing attrition (“Steady State”) will produce sufficient cash flow to meet all of its obligations or that it can raise additional debt and/or equity capital. These factors raise substantial doubt about the Company’s ability to continue as a going

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is engaged in discussions with potential customers for high volume net new RMR growth opportunities. To achieve positive cash flow during high volume RMR growth, management would have to address the cash flow requirements of the Company to complete these new opportunities for the next twelve months and beyond. The Company did not, however, secure any additional financing during the first quarter of 2015 from existing shareholders or otherwise.

Operating Model and Liquidity

The Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. A majority of the Company’s revenues are generated within the Unites States and a majority of the Company’s long-lived assets are located primarily within the United States. Management evaluates performance and allocates resources based on the Company as a whole. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, maintenance and related services that generate profitable RMR. The Company makes a one-time investment in sales and installation cost to create new customers internally and this investment is not capitalized. The Company generates substantial operating losses as a result of expensing the majority of its investment in subscriber RMR growth.

The Company incurred direct costs of $25.3 million and $7.8 million to create new RMR of $1.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The Company's cash used for operations for the three months ended March 31, 2015 is primarily due to these investments.

Security technology monitoring companies are generally valued based on a multiple of the RMR associated with the customer contracts and these purchase multiples do vary based on performance metrics, scale and market conditions. Management believes that there is significant value created for the Company’s stockholders resulting from the steady growth in the Company’s RMR at historical investment levels. The Company has demonstrated year-on-year increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. As of March 31, 2015, the Company is actively billing approximately $9.3 million of RMR and has a Contracted Backlog of RMR contracts totaling $1.0 million with a majority expected to be installed in 2015.

In February 2015, the Company successfully negotiated a contract term extension in connection with the SMB and VoIP services for one of the Company’s largest customers. The contract negotiations resulted in a three year term extension of the SMB and VoIP services through December 31, 2019 including a price increase of approximately $118,000 per month in consideration of upgrading the network speed across all stores.

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

During high volume net new RMR growth periods, management cannot provide assurance that the Company will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could elect to operate in Steady State and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2015 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and 2015 RMR backlog. Management believes that operating in Steady State would provide the resources necessary to service our debt through the January 2016 interest payment. However, the Company has not operated in Steady State and there is no assurance that moving to Steady State will produce sufficient cash flow to meet all of its obligations.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2015, the Company received a waiver of any default under its Revolving Credit Facility (as defined below) resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. The Company also entered into a fourth amendment to the Revolving Credit Facility increasing the facility from $45.0 million to $50.0 million. The Company had $32.0 million drawn and $14.0 million available for borrowing under its Revolving Credit Facility at March 31, 2015. As of April 30, 2015, the Company had $34.0 million drawn and $13.4 million available for borrowing under its Revolving Credit Facility. See Note 7.

The Company used $12.6 million and $15.1 million of cash for operations for the three months ended March 31, 2015 and 2014, respectively, and had negative working capital of $3.4 million as of March 31, 2015 and positive working capital of $20.0 million as of December 31, 2014. In addition, as of March 31, 2015, the Company had $262.0 million of total indebtedness.

Other Comprehensive Income

The Company did not recognize any other comprehensive income during the three months ended March 31, 2015 and 2014.

2. Inventories

Inventories consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Products	$6,965	$10,279
Work-in-process	7,647	11,376
	$14,612	$21,655

3. Sale of Transferred Assets

Pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 9, 2014 (the “Closing Date”), by and among My Alarm Center, LLC, d/b/a Alarm Capital Alliance (“Buyer”), and Interface Systems, the Company sold certain residential customer contracts and related assets and liabilities used exclusively in, or necessary to conduct, the alarm system sales, installation, repair, maintenance and monitoring services of the Company’s Hawk Security Services brand (“Hawk”) in the State of Texas (the “Transferred Assets”) to the Buyer. The total purchase price for the Transferred Assets was approximately $42.8 million of which approximately $40.7 million was paid in cash to the Company and $2.1 million was deposited in an escrow account on the Closing Date. Approximately $2.0 million was recorded as restricted cash on the balance sheet as of December 31, 2013. The funds remained in escrow for 6 months following the Closing Date with a 30 day settlement period and served as the exclusive source of recovery for customary indemnification obligations with respect to the Company’s representations, warranties and covenants under the Asset Purchase Agreement and certain adjustments to the purchase price in the event the customer attrition rate applicable to the Transferred Assets differed from specified targets. The Company agreed to provide Buyer with certain specified transition services to allow for the efficient transition of the Transferred Assets to Buyer for 6 months following the Closing Date with a 30 day settlement period, unless extended by mutual agreement. This escrow balance was released and received by the Company in August 2014. The Company continues to operate in the residential alarm monitoring business under the Interface brand and the Hawk branded services were not clearly distinguishable operationally or for financial reporting purposes. The Company used a portion of the net proceeds to redeem all of the issued and outstanding shares of its Class G Preferred Stock and Class F Preferred Stock and part of its Class E Preferred Stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Senior Secured Notes.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and equipment consists of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Subscriber system assets	$47,423	$36,880
Equipment	2,886	2,809
Vehicles	1,036	1,125
Software	2,877	2,817
Furniture and fixtures	544	543
Leasehold improvements	955	933
	55,721	45,107
Less: Accumulated depreciation	(19,828)	(17,389)
	$35,893	$27,718

Depreciation expense was $3.0 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively.

5. Goodwill and Intangible Assets

Activity for goodwill is set forth as below (in thousands):

Balance at December 31, 2014	$40,463
Additions for current period	—
Accumulated impairment losses	—
Balance at March 31, 2015	$40,463

Intangible assets are recorded at cost or fair value if acquired in a purchase business combination and consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Alarm monitoring contracts	$57,075	$58,044
Internally developed software	4,347	4,347
Other	15	15
	61,437	62,406

Less Accumulated amortization for:
Alarm monitoring contracts	(36,035)	(35,662)
Internally developed software	(2,618)	(2,400)
Other	(12)	(12)
	(38,665)	(38,074)
	$22,772	$24,332

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization of intangible assets was $1.6 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. Amortization of intangible assets for the following five years, as of March 31, 2015, is as follows (in thousands):

Nine months ending December 31, 2015	$3,917
2016	4,149
2017	2,855
2018	1,995
2019	1,907
2020	1,877

6. Accrued Expenses

Accrued expenses consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Payroll and benefit related accruals	$4,209	$3,885
Interest	4,567	9,896
Other	4,008	3,120
	$12,784	$16,901

7. Long-Term Debt

Long-term debt consists of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Notes	$230,000	$230,000
Revolving line of credit	32,000	32,000
	$262,000	$262,000

In January 2013, the Company closed an offering of 9 1/4% Senior Secured Notes due 2018 (the “Notes”) in an aggregate principal amount of $230.0 million, the proceeds of which were used to repay its then-existing revolver balance, senior subordinated promissory note, subordinated notes payable and the fees and expenses associated with the offering. The Notes have a maturity date of January 15, 2018 and have an interest rate of 9.25% with semi-annual interest payments due on January 15th and July 15th. The Notes are jointly and severally guaranteed by each of the Company's future domestic restricted subsidiaries and are secured by substantially all of the Company’s and the guarantors’ existing and future tangible and intangible assets.

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

The Company also closed a $45.0 million Revolving Credit Facility in January 2013, senior to the Notes (the “Revolving Credit Facility”), which allows the Company to borrow the lesser of $45.0 million or up to 5 times RMR. The Revolving Credit Facility matures on January 15, 2018 and had $32.0 million drawn and availability of $14.0 million at March 31, 2015. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

letters of credit, and the amount outstanding reduces the available borrowing capacity. As of March 31, 2015 and December 31, 2014, the Company had $0.1 million in letters of credit outstanding.

Borrowings under the revolving line of credit bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of March 31, 2015). The Revolving Credit Facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross attrition rate of 13.0% at any time. The Revolving Credit Facility is secured by a first priority perfected lien on all of the same assets that secure the Notes. The Revolving Credit Facility also provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of March 31, 2015, the Company was in compliance with all of the restrictive and financial covenants.

On May 16, 2014, the Company entered into a waiver, consent and second amendment to its Revolving Credit Facility with the lender, which (i) amended the Revolving Credit Facility to permit, and in which the lender consented to, certain events in connection with certain reorganization transactions; (ii) amended the Revolving Credit Facility to provide that a ‘‘change of control’’ in the indenture governing the 12.50% / 14.50% Senior Contingent Cash Pay Notes of Master Holdings (the ‘‘Master Holding Notes”) will constitute a ‘‘change in control’’ under the Revolving Credit Facility; and (iii) waived any defaults in connection with the Company’s prior substantial doubt about its ability to continue as a going concern. On August 15, 2014, the Company entered into a third amendment to its Revolving Credit Facility with the lender, which increased the amount of capital leases, mortgage financings or purchase money obligations, in each case, incurred for the purpose of financing all or any part of the purchase price or cost of design, construction, installation or improvement of property, plant or equipment used in the business, in an aggregate principal amount, including all new indebtedness incurred to renew, refund, refinance, replace, defease or discharge any existing indebtedness incurred not to exceed $5,000,000 at any time outstanding, less the outstanding amount of any capital leases.

On March 30, 2015, the Company received a waiver of any default under its Revolving Credit Facility resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. On March 30, 2015, the Company entered into a fourth amendment to the Revolving Credit Facility increasing the facility from $45.0 million to $50.0 million.

Based upon outstanding indebtedness as of March 31, 2015, aggregate annual maturities on the total borrowings under all debt agreements as of March 31, 2015 are as follows (in thousands):

Year	Amount

2015	$—
2016	—
2017	—
2018	262,000
2019	—
$262,000

At March 31, 2015, the Notes traded at a range of 100.25 to 101.25 based upon available market information. The range of the estimated fair value of the Company's Notes was $230.6 million to $232.9 million as of March 31, 2015 and $230.0 million to $234.6 million as of December 31, 2014 and is classified with Level 2 of the valuation hierarchy. The carrying amount of debt outstanding under the Company's Revolving Credit Facility approximates

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fair value as interest rates on these borrowings approximate terms currently offered by the Company, which are considered Level 2. The Company does not have any assets categorized as Level 1 or Level 3 in the fair value hierarchy and there were no transfers made into or out of the Company's Level 2 financial assets during the three months ended March 31, 2015 and 2014. See Note 8.

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Deferred charges consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014

Deferred financing fees	$10,971	$10,921
Accumulated amortization	(4,813)	(4,267)
	$6,158	$6,654

Amortization of deferred financing costs was $0.5 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively, which is included in interest expense in the accompanying unaudited consolidated statement of operations.

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

9. Income Taxes

The Company recognized income tax expense of $0.2 million and income tax benefit of $2.3 million for the three months ended March 31, 2015 and 2014, respectively, resulting in an effective tax rate of 1.32% and (9.10)% for the three months ended March 31, 2015 and 2014, respectively, In each period, income tax expense includes i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. In addition, the Company determines it estimated annual effective tax rate based on its projected operating losses for the year and applies this rate to each period in accordance with requirements for accounting for income taxes under ASC 740-270.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 is comprised of the Company’s Class A, Class C, Class E, Class F and Class G preferred stock, including accrued dividends.

In May 2014, the Company completed a corporate reorganization with Master Holdings in connection with the closing of a $115.0 million offering of the Master Holdings Notes. The Master Holding Notes are not guaranteed by any of Master Holdings subsidiaries, including Holdings and Interface Systems. Pursuant to the reorganization, each of SunTx Capital Partners and certain of its affiliates, Michael T. Shaw, Michael J. McLeod, Kenneth Obermeyer and certain other stockholders of Holdings exchanged all of their shares of each class of common stock of Holdings and each class of preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings with substantially similar terms as the shares of Holdings. In addition, Master Holdings used $71.6 million of the proceeds of the offering to purchase shares of Class A common stock and Class B common stock of Holdings. Immediately following the consummation of these transactions, Master Holdings owned approximately 99% of each class of common stock of Holdings and at least 99% of each class of preferred stock. Subsequent to these transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns 100% of the common stock and preferred stock of Holdings. In May 2014, the Company adopted an amended and restated certificate of incorporation authorizing 70,000 shares of Class A preferred stock with a par value of $1.00 per share, 60,000 shares of Class C preferred stock with a par value of $1.00 per share, and 50,000 shares of Class E preferred stock with a par value of $1.00 per share. Pursuant to the Company’s amended and restated certificate of incorporation, none of the classes of preferred stock are entitled to receive any dividends.

The Company adopted an amended and restated certificate of incorporation on May 29, 2014 authorizing 70,000 shares of Class A preferred stock with a par value of 1.00 per share, 60,000 shares of Class C preferred stock with a par value of 1.00 per share, and 50,000 shares of Class E preferred stock with a par value of 1.00 per share. Pursuant to the Company’s amended and restated certificate of incorporation, none of the classes of preferred stock are entitled to receive any dividends.

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

In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock and Class F preferred stock and part of the Company’s Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$27.3 million to the stockholders as permitted under the indenture governing the Notes. There was no change in mezzanine equity from December 31, 2014.

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

12. Benefit Plan

The Company sponsors a 401(k) savings plan (the “Plan”) covering substantially all employees who are at least age 21 and have completed six months of service with the Company. The Company, at its discretion, may make employer contributions to the Plan. During the three months ended March 31, 2015, the Company made a contribution of $0.2 million to the Plan. The Company did not make a contribution to the Plan during the three months ended March 31, 2014.

13. Lease Commitments and Other Obligations

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and various vehicles with terms of one year or greater. At March 31, 2015, the future minimum rental payments required under such leases are as follows (in thousands):

Nine months ending December 31, 2015	$2,403
2016	2,460
2017	1,693
2018	1,215
2019 and thereafter	1,754
$9,525

Rental expense for equipment, building rent, computer systems and vehicles for the three months ended March 31, 2015 and 2014 was $2.1 million and $1.5 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At March 31, 2015, the future minimum lease payments under such leases are as follows (in thousands):

Nine months ending December 31, 2015	$224
2016	240
2017 and thereafter	9
473
Less: current portion	(301)
$172

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Capital leases for equipment had a book value of $2.1 million and $2.2 million and accumulated depreciation of $1.5 million and $1.5 million at March 31, 2015 and December 31, 2014, respectively.

The Company has entered into financing arrangements for the purchase of inventory. The financing arrangements are non-interest bearing and range from 24 to 36 months in duration. The total amount of these borrowings, including current portion, was $3.7 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively. The current portion of these borrowings was $2.2 million and $1.8 million at March 31, 2015 and December 31, 2014, respectively. The imputed interest on the financing arrangements was not significant based on the lender's borrowing rate.

In March 2015, the Company entered into a financing arrangement for the purchase of inventory and managed support services in the amount of $0.9 million. At March 31, 2015, the Company has the right, but not the obligation to satisfy the loan until deliver and acceptance has occurred. The financing arrangement is non-interest bearing and payable over 24 months.

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

The Company had concentrations of credit risk with two customers, representing 20.6% and 15.8%, respectively, of total revenues for the three months ended March 31, 2015. The associated accounts receivable from these two customers as a percentage of the Company’s accounts receivable, net, were 32.5% and 16.3%, respectively, as of March 31, 2015. For the three months ended March 31, 2014, the Company's two largest customers accounted for 19.1% and 6.9%, respectively, of total revenues and represented 20.5% and 5.3%, respectively, of the Company’s total accounts receivable, net, as of March 31, 2014.

Purchases from a specific vendor that provides subcontract labor in the security alarm and managed services industry totaled $7.5 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and March 31, 2014, the Company had an accounts payable balance of $2.8 million and $0.7 million, respectively, due to the vendor. Purchases from this vendor represented 23.6% and 6.4% of the Company’s total purchases for the three months ended March 31, 2015 and 2014, respectively. Additionally, purchases of equipment from another vendor totaled $1.7 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and March 31, 2014, the Company had an accounts payable balance of $3.0 million and $2.0 million, respectively, due to the vendor. Purchases from this vendor represented 5.4% and 10.1% of the Company’s total purchases for the three months ended March 31, 2015 and 2014, respectively. Although approximately 29.0% and 16.5% of the Company’s total purchases were purchased from these vendors for the three months ended March 31, 2015 and 2014, respectively, the Company continues to maintain strong relationships with other vendors in the industry and has the ability to purchase the necessary equipment and services from these other vendors to continue its operations, if needed.

15. Related Party

Management Agreement

In April 2010, the Company entered into a Management Services Agreement (the “Management Agreement”) with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company pays SunTx Management, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for the Master Holdings Notes, the Company is not permitted to pay the fees to SunTx Management under the Management Agreement unless, among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to incur such $1.00 of additional indebtedness, excluding permitted indebtedness under the revolving credit line, for the trailing four quarters ended March 31, 2015 and therefore, no fees were paid to SunTx Management during the period from June 2014 to March 2015. Fees paid to SunTx Management were $0.1 million for the three months ended March 31, 2014.

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

In January 2015, the Company entered into a fee based compensation agreement with a former senior executive employee and current shareholder to pay a sales commission in the amount of $1.2 million solely related to the successful negotiation of a contract term extension in connection with the SMB and VoIP services for one of the Company’s largest customers. The agreement is non-interest bearing and payable within one year. In February 2015, these contract negotiations resulted in a 3 year term extension of the SMB and VoIP services through December 31, 2019 including a price increase of approximately $118,000 per month in consideration of upgrading the network speed across all stores. The successful negotiation of this three year term extension was assisted by the former

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

executive and current shareholder of the Company who was also instrumental in negotiating the initial contract with Dollar General in 2010. The Company has paid $0.4 million to the shareholder through the end of March 31, 2015.

16. Contingencies

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would materially adversely affect the Company's business, financial position, results of operations or liquidity.

17. Recently Issued Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Application of this new accounting guidance will result in the reclassification of our debt issuance costs At March 31, 2015, the Company had $6.2 million of unamortized debt issue costs classified within deferred charges.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements and footnote disclosures.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18. Condensed Consolidating Financial Information

In January 2013, Holdings and Interface Systems, as co-issuers, issued $230.0 million aggregate principal amount of Notes (see Note 7). Pursuant to the indenture governing the Notes, such notes are fully and unconditionally and jointly and severally guaranteed by each of the Company's future domestic restricted subsidiaries and are secured by substantially all of the Company's and the guarantors' existing and future tangible and intangible assets. Separate condensed consolidating information is not included because Interface Systems is a wholly-owned subsidiary and co-issuer of the Notes and Holdings has no independent assets or operations. There are no significant restrictions on the ability of Holdings to obtain funds from its subsidiary. Based on these facts, and in accordance with Securities and Exchange Commission Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is not required to provide condensed consolidating financial information for its subsidiary. All consolidated amounts in the Company's financial statements are representative of its subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Interface Security Systems Holdings, Inc. (“Holdings”) is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings' parent company, Interface Master Holdings, Inc. (“Master Holdings”), on a fully diluted basis. We own 100% of the outstanding membership interests of our principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the “Company,” “Interface” “we,” “our,” or “us”.

Business Overview

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

We design and install all of the required equipment and software for our bundled service offering, and we custom engineer this equipment and software for each customer's specific applications and needs. We deliver these products as part of a long-term managed services contract that includes event monitoring, system support and maintenance (average contract term is four years). With over 17 years of experience in the security industry, we understand the importance and urgency associated with monitoring and servicing life safety, burglary and other emergency response systems and we apply that same attention to all of the IP solutions that we provide as part of our bundled service offering. We continually evaluate the viability of additional managed services that could further leverage our existing technology platform and enhance our customer offerings. As evidence of this effort, we have recently expanded our managed services to include energy management and blue tooth low energy beacon proximity technology, creating new recurring monthly revenue (“RMR”) opportunities with our customers. Our energy management service provides customers with the ability to monitor, control and conserve energy usage while reducing their energy bills. We have also recently introduced software based retail and video analytics to our managed services that can be combined with the beacon proximity technology, enabling our customers to analyze both employee and shopper behavior, in real-time, to enable the automation and optimization of marketing campaigns. Interface is a single source turnkey provider, safely integrating our customers’ security and network needs into one highly reliable and cost effective bundle. With our ongoing investments in new product developments and broad North American infrastructure, we are uniquely equipped to meet the rapidly changing technology demands of today’s retail, commercial and small business enterprises.

Our diverse customer base includes large multi-site commercial enterprises in the luxury retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Sunoco, Panda Express, DineEquity (Applebee's and IHOP), Brinker, Chili's, La Quinta and Edward Jones. As of March 31, 2015, our top ten customers accounted for 55.7% of our total RMR with an average relationship length of eight years. As of March 31, 2015, we serviced approximately 79,300 total customer sites across our customer base through our 15 regional service centers and employee field technicians in most of the largest markets in the U.S. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long-term contracts make our customer relationships stable and “sticky.” In addition, we have established a sales and installation infrastructure capable of acquiring and managing large‑scale national account deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have mutually‑beneficial channel partnership agreements in place with companies such as Cisco and Verizon Wireless to expand our national sales reach at minimal incremental cost. As a result of our infrastructure, partnerships and focus on large, commercial multi-site customers, our costs to create customers are lower than the industry average and we achieve higher than industry average revenue per user (“ARPU”). We have demonstrated the ability to manage large‑scale deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011 (“Dollar General Deployment”).

Recent Events

In February 2015, we successfully negotiated a contract term extension in connection with the SMB and VoIP services for one of the Company’s largest customers. The contract negotiations resulted in a three year term extension of the SMB and VoIP services through December 31, 2019 including a price increase of approximately $118,000 per month in consideration of upgrading the network speed across all stores.

In March 2015, we received a waiver of any default under our $45.0 million revolving credit facility (as amended, the “Revolving Credit Facility”) resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. The Company also entered into a fourth amendment to the Revolving Credit Facility increasing the facility from $45.0 million to $50.0 million.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. For the three months ended March 31, 2015, approximately 73.7% of our revenue is derived from customers who sign long-term monitoring and maintenance contracts. These long-term contracts, typically between 36 and 60 months in duration and provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services being provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through upfront fees for the installation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales costs and related general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial multi-site customers, we believe we have a lower than industry average creation cost to acquire a new customer (“creation cost”), which in turn provides high margin RMR and higher than industry ARPU generated from our monitoring and managed services.

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

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market and cross‑selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of March 31, 2015, approximately 47.4% of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $117.47 as of March 31, 2015 from $97.45 at March 31, 2014, an increase of 20.5%, primarily due to the increase in new sites with bundled services that were installed during the period.

The table below presents our RMR and average net attrition data for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Beginning	$8,449,126	$8,411,787
New and Acquired	1,061,149	187,146
Sold	—	(918,387)
Canceled	(199,143)	(239,990)
Ending	$9,311,132	$7,440,556

End of period total customer sites	79,266	76,356
Average net attrition rate	8.0%	12.2%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. The increase in organic RMR sales during 2015 has contributed to higher Contracted Backlog as compared to 2014. We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady, significant flow of new RMR through the end of 2015 and beyond. As of March 31, 2015, our sales pipeline was $19.7 million of RMR. Our installation revenue Contracted Backlog was $10.0 million and our RMR Contracted Backlog was $1.0 million of which a majority is expected to be installed in 2015.

The creation cost includes fixed costs of sales engineering, product development, marketing, sales overhead and operational overhead. Higher RMR installed during a period can reduce the creation cost by spreading the allocated fixed costs over a larger pool of RMR. The creation cost of new RMR decreased for the three months ended March 31, 2015 to 26.6 as compared to 63.0 for the three months ended March 31, 2014 due to the absorption of fixed direct costs over higher new RMR installed during the period.

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

General and Administrative Expenses. General and administrative expenses consist of accounting and finance, legal, collections, human resources, executive management, telephone, insurance, executive travel and other expenses related to the corporate administration of the Company. It also captures administrative labor, telecommunications, insurance and occupancy expenses related to our regional service centers throughout the United States.

Amortization. Amortization expenses consist of amortization from intangible assets primarily related to acquired alarm monitoring contracts and internally developed software.

Depreciation. Depreciation expenses consist of depreciation from property and equipment and equipment leased under capital leases.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, accounts receivable and allowances, goodwill and indefinite-lived intangible assets, long-lived assets and intangible assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 31, 2015, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies. Critical accounting policies are detailed in the Company's 2014 Annual Report on Form 10-K.

Results of Operations

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	Three Months Ended March 31,		Percent Change
	2015	2014

Revenue
Services	$32,869	$25,705	27.9%
Products	5,433	3,015	80.2%
Total revenue	38,302	28,720	33.4%

Cost and Expenses
Cost of services	32,915	19,754	66.6%
Cost of products	5,059	3,772	34.1%
General and administrative expenses	5,934	8,100	(26.7)%
Amortization	1,560	2,372	(34.2)%
Depreciation	3,018	2,450	23.2%
Loss on sale of long-lived assets	226	479	(52.8)%
Gain on sale of Transferred Assets	—	(39,715)	(100.0)%
Total costs and expenses	48,712	(2,788)	*
(Loss) income from operations	(10,410)	31,508	(133.0)%
Interest expense	(6,164)	(6,133)	0.5%
Interest income	—	4	(100.0)%
(Loss) income before provision for income taxes	(16,574)	25,379	(165.3)%
Provision for income taxes	(218)	2,311	*
Net (loss) income	$(16,792)	$27,690	(160.6)%
________________________
*Not meaningful

Revenue

Total revenue increased $9.6 million, or 33.4%, to $38.3 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. ARPU increased by $20.02, or 20.5%, as of March 31, 2015 compared to March 31, 2014.

Services revenue increased $7.2 million, or 27.9%, to $32.9 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The increase was due primarily to an increase of $5.0 million in services revenue from RMR growth and higher ARPU and $0.2 million increase from non-RMR services revenue.

Products revenue increased $2.4 million, or 80.2%, to $5.4 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014 due primarily to an increase of $2.4 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Excluding the gain on sale of Transferred Assets, total cost and expenses increased $11.8 million, or 31.9%, to $48.7 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014, primarily related to the changes discussed below.

Cost of services increased $13.2 million, or 66.6%, to $32.9 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The increase in cost of services is due to a $0.6 million increase in service materials related to maintenance agreements, a $5.4 million increase in RMR promotions, provisioning and customer transfer costs, a $3.9 million increase in wages and subcontractor labor, a $2.8 million increase in monitoring and managed service expense and a $0.3 million increase in other operating expenses. Cost of services may be higher than services revenue during high growth periods due to non-product sales and installation costs related to new RMR. For the three months ended March 31, 2015, the cost of servicing RMR was $9.3 million compared to $7.4 million of RMR for the same period in 2014 and installation service costs were higher related to the installation of $1.1 million of RMR during the three months ended March 31, 2015.

Cost of products increased $1.3 million, or 34.1%, to $5.1 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The increase in cost of products is related to an increase in installation materials, net of capitalized installation materials, of $1.9 million associated with higher installation revenue and new RMR added during the three months ended March 31, 2015 offset by a decrease in maintenance material costs of $0.6 million.

General and administrative expenses decreased $2.2 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The decrease is related to $2.1 million in lower transaction fees and other costs related to the Transferred Assets and a decrease in administrative wages by $0.2 million.

Amortization expense decreased $0.8 million, or 34.2%, to $1.6 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The decrease was primarily due to acquired alarm monitoring accounts reaching the end of their amortizable life as of March 31, 2015.

Depreciation expense increased $0.6 million, or 23.2%, to $3.0 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. The increase was primarily due to the net addition of new subscriber system assets of $15.2 million.

Interest Expense

Interest expense remained flat at $6.2 million for the three months ended March 31, 2015 as compared with the three months ended March 31, 2014.

Provision for Income Taxes

Provision for income taxes decreased $2.5 million to a net tax expense of $0.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate decreased from (4.26)% at December 31, 2014 to 1.32% at March 31, 2015. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net (Loss) Income

Net loss increased $44.5 million to $16.8 million for the three months ended March 31, 2015 compared to net income of $27.7 million for the three months ended March 31, 2014 primarily as a result of the factors described above.

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

EBITDA represents net loss attributable to Holdings before interest expense, interest income, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for gain or loss of sale of long-lived assets, gain on sale of the Transferred Assets, loss on extinguishment of debt, sales and installation costs, net of sales and installation revenue, related to organic RMR growth, plus 50% of non-capitalized corporate and service center administrative costs related to organic RMR growth, less capitalized subscriber system assets. Our calculation of Adjusted EBITDA does not include any adjustments for expenses related to the sale of the Transferred Assets, financing of the Revolving Credit Facility or costs of preparing for the initial registration of the Notes. These expenses for the three months ended March 31, 2014 were $1.9 million.

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

The following table sets forth a reconciliation of net loss attributable to Interface Security Systems Holdings, Inc. to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014

Net (loss) income	$(16,792)	$27,690
Provision for income taxes	218	(2,311)
Interest expense	6,164	6,133
Interest income	—	(4)
Depreciation	3,018	2,450
Amortization	1,560	2,372
EBITDA	(5,832)	36,330
Loss on sale of long-lived assets	226	479
Gain on sale of Transferred Assets	—	(39,715)
Sales and installation expense (a)	33,990	12,207
50% of overhead expenses (b)	2,967	3,988
Capitalized expenditures, subscriber system assets (c)	(11,247)	(1,682)
Sales and installation revenue (d)	(8,707)	(4,402)
Adjusted EBITDA	$11,397	$7,205

(a)	Reflects sales and installation costs related to organic RMR growth.

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

Adjusted EBITDA increased 58.2% for the three months ended March 31, 2015 compared to the corresponding period in 2014. The increase was primarily a result of an increase in organic RMR installations contributing to a higher Contracted Backlog as compared to 2014.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary sources of liquidity are our cash on hand and the Revolving Credit Facility. As of March 31, 2015, we had cash on hand of $1.6 million and $14.0 million of available borrowing capacity under our Revolving Credit Facility. We had negative working capital of $3.4 million as of March 31, 2015 and positive working capital of $20.0 million as of December 31, 2014. We used $12.6 million and $15.1 million of cash to fund our operations for the three months ended March 31, 2015 and 2014, respectively.

As of April 30, 2015, we had cash on hand of $0.5 million and $13.4 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand and current borrowing availability as of April 30, 2015, we expect to have sufficient funds to pay the July 2015 and January 2016 interest payments of $10.6 million due under the Notes.

We incurred direct costs of $25.3 million and $7.8 million to create new RMR of $1.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. The direct costs, including the portion of equipment costs capitalized as subscriber system assets, was $14.0 million and $6.1 million for the three months ended March 31, 2015 and 2014, respectively. Our cash used for operations for the three months ended March 31, 2015 and 2014 is primarily due to these investments.

Management believes that there is significant value created for our stockholders resulting from the steady growth in our RMR at historical investment levels. We have demonstrated year-on-year increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. We also believe this enhances our ability to service debt obligations. As of March 31, 2015, we are actively billing approximately $9.3 million of RMR and have $1.0 million of Contracted Backlog of which a majority is expected to be installed in the first half of 2015. The related equipment, materials and prepaid support services have been procured for the Contracted Backlog.

We have raised capital in the past through the sale of debt securities and we may pursue the sale of additional debt securities in the future or seek to establish other funding sources. During the three months ended March 31, 2015, our sales pipeline expanded to include a number of new customer growth opportunities that we believe will be contracted in 2015, representing $3.5 million of potential new RMR. If we are successful in contracting this additional new RMR, we would expect to substantially install and activate it during the second half of 2015 and into the first part of 2016. We estimate that if this new RMR is contracted, we will require additional funding to implement the potential new RMR. This RMR is not contracted yet and we are not obligated to install it at this point in time. We believe installing this new RMR is in the best interest of both the debt holders and stockholders and we will pursue the investment based upon the ability to raise additional capital on reasonable terms. While we can make no assurances about our ability to obtain sufficient liquidity, management believes that we have the ability to raise additional capital on acceptable terms. On March 31, 2015, we received a waiver of any default under our Revolving Credit Facility resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. On March 30, 2015, we entered into a fourth amendment to the Revolving Credit Facility increasing the facility from $45 million to $50 million.

During high volume net new RMR growth periods, management cannot provide assurance that we will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could elect to operate in Steady State and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2015 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and 2015 RMR backlog. Management believes that operating in Steady State would provide the resources necessary to service our debt through the January 2016 interest payment. However, we have not operated in Steady State and there is no assurance that moving to Steady State will produce sufficient cash flow to meet all of our obligations.

Management believes that our current capital resources are adequate to continue operations, maintain our business strategy and grow RMR during for the next twelve months. Based on our current cash projections which includes our expected continued investment in RMR growth activities, the current Contracted Backlog of $1.0 million and new RMR created in 2014 from the Contracted Backlog which will begin to generate positive cash flow impact during 2015, we expect to be able to service our debt through the January 2016 interest payment. However, we cannot provide assurance that we will achieve sufficient positive cash flow during high volume net new RMR growth periods, that Steady State will produce sufficient cash flow to meet all of our obligations or that we can raise additional debt and/or equity capital. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management is engaged in discussions with potential customers for high volume net new RMR growth opportunities. To achieve positive cash flow during high volume RMR growth, management would have to address our cash flow requirements to complete these new opportunities for the next twelve months and beyond. We did not, however, secure any additional financing during the first quarter of 2015 from existing shareholders or otherwise.

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014

Net cash used in operating activities	$(12,571)	$(15,111)
Net cash (used) provided by investing activities	(11,386)	38,218
Net cash used by financing activities	(290)	(22,895)

Cash Flows from Operating Activities

Net cash used in operating activities decreased by $2.5 million from $15.1 million for the three months ended March 31, 2014 to $12.6 million for the three months ended March 31, 2015.

The decreased use of cash for the three months ended March 31, 2015 was primarily related to the increase in net loss due to an increase in expected operating costs incurred during the period associated with the investment in new RMR growth. The increase included a $2.7 million increase in accounts receivable, an increase in customer deposits of $0.7 million and an increase in deferred revenue of $0.7 million. The increase was offset by a decrease in inventory of $6.7 million, a decrease in accrued expenses of $2.2 million, a decrease in prepaid expenses of $1.1 million and a decrease in accounts payable of $0.6 million related to the timing of payments.

Cash Flows from Investing Activities

Our investing activities mainly consist of proceeds from the sale of the Transferred Assets and capital expenditures for subscriber system assets. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

Net cash from investing activities decreased $49.6 million from $38.2 million of net cash provided by investing activities for the three months ended March 31, 2014 to $11.4 million of net cash used in investing activities for the three months ended March 31, 2015. The decrease is primarily related to proceeds of approximately $40.8 million for the sale of the Transferred Assets, net of change in restricted cash, offset by a decrease of $9.0 million in subscriber system assets as a result of higher RMR during the period.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of upfront costs associated with generating new customers that are not covered through our operating cash flows and acquisitions.

During the three months ended March 31, 2015, our net cash provided by financing activities was $0.3 million compared to $22.9 million of cash provided by financing activities during the three months ended March 31, 2014. During the three months ended March 31, 2014, we redeemed all of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of its Class E Preferred Stock and paid a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Notes. This was offset by $4.5 million in draws on our Revolving Credit Facility to fund new RMR installations and working capital needs.

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

Revolving Credit Facility.

Interface Systems, as borrower, and Holdings, as guarantor, entered into the Revolving Credit Facility on January 18, 2013, as amended on September 30, 2013, May 16, 2014, August 15, 2014 and March 30, 2015. The Revolving Credit Facility has an available borrowing capacity equal to the lesser of $50.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of March 31, 2015 and December 31, 2014, we had $0.1 million and $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of March 31, 2015).

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

On March 31, 2015, our available borrowing capacity was $50.0 million, of which $32.0 million was drawn and $14.0 million was available for borrowing. We expect that new RMR growth during 2015 will provide additional borrowing capacity availability under the Revolving Credit Facility.

Restrictive Covenants.

The indenture governing the Notes and the credit agreement governing our Revolving Credit Facility contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our and any restricted subsidiaries' ability to (subject to certain exceptions):

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

As of March 31, 2015, we were in compliance with the applicable restrictive covenants under our debt agreements, and we expect to remain in compliance for at least the next twelve months.

Recently Issued Accounting Standards

See Note 17 to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than off-balance sheet arrangements in connection with operating leases, we had no off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

Since December 31, 2014, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of March 31, 2015). As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility as of March 31, 2015 would result in an increase of approximately $3.2 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

There was no change in our internal control over financial reporting during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not involved in any material current or pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 14, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

Date: May 14, 2015

By: /s/ Kenneth Obermeyer
Kenneth Obermeyer
Chief Financial Officer

Date: May 14, 2015

Exhibit Index

Exhibit	Description

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 14, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.