Form 10-Q
period 2015-06-30
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2015-08-12
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

As of August 12, 2015, Interface Security Systems Holdings, Inc. (“Holdings”) had 2,632,839.70 shares of class A voting common stock, $0.01 par value, outstanding and 976,880.09 shares of class B non-voting common stock, $0.01 par value, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “could,” “would,” “should,” and variations of these words or similar expressions (or the negative versions of any such words). All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, management’s expectations, beliefs and projections may not result or be achieved. There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this quarterly report including, among others:

•	our inability to maintain compliance with various covenants under the Revolving Credit Facility (as defined below) to borrow funds;

•	restrictions in the indenture governing the Master Holdings Notes (as defined below) on our ability to incur additional funded debt, other than amounts available under the Revolving Credit Facility;

•	our ability to compete effectively in a highly‑competitive industry;

•	catastrophic events that may disrupt our business;

•	our ability to retain customers;

•	concentration of recurring monthly revenue (“RMR”) in a few top customers and concentration of our business in certain markets;

•	our ability to manage relationships with third‑party providers, including telecommunication providers and broadband service providers;

•	our reliance on third party component providers and the risk associated with any failure, supply chain disruption or interruption in products or services provided by these third parties;

•	our reliance on third party software and service providers;

•	our ability to obtain or maintain necessary governmental licenses and comply with applicable laws and regulations;

•	changes in governmental regulation of communication monitoring;

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARES

	June 30, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$887	$25,833
Accounts receivable, less allowance for doubtful accounts of $1,320 and $1,105	12,581	11,964
Inventories	10,425	21,655
Prepaid expenses, notes receivable and other assets	4,177	3,460
Total current assets	28,070	62,912
Property and equipment, net	39,849	27,718
Intangible assets, net	21,295	24,332
Goodwill	40,463	40,463
Deferred charges	5,624	6,654
Other assets	7,385	7,216
Total assets	$142,686	$169,295

Liabilities and Stockholders' Deficit
Current liabilities
Current portion of capital leases and other obligations	$3,015	$2,126
Accounts payable	16,702	18,070
Accrued expenses	16,924	16,901
Customer deposits	1,782	2,375
Deferred revenue	3,574	3,419
Total current liabilities	41,997	42,891
Long-term deferred revenue	2,814	2,826
Deferred tax liability	8,386	8,088
Capital leases and other obligations	2,007	2,280
Long-term debt	266,000	262,000
Total liabilities	321,204	318,085
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at June 30, 2015 and December 31, 2014	110,284	110,284
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at June 30, 2015 and December 31, 2014	41,154	41,154
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 shares outstanding at June 30, 2015 and December 31, 2014	11,961	11,961
Total mezzanine equity	163,399	163,399
Stockholders' deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 2,632,840 shares outstanding at June 30, 2015 and December 31, 2014	26	26
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 976,880 shares outstanding at June 30, 2015 and December 31, 2014	10	10
Additional paid-in-capital	71,564	71,564
Accumulated deficit	(413,517)	(383,789)
Total stockholders' deficit	(341,917)	(312,189)
Total liabilities and stockholders' deficit	$142,686	$169,295

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue
Services	$34,235	$24,793	$67,104	$50,498
Products	4,276	2,634	9,709	5,649
Total revenue	38,511	27,427	76,813	56,147
Costs and Expenses
Cost of services	29,421	20,324	62,336	40,078
Cost of products	3,886	2,294	8,945	6,066
General and administrative expenses	6,571	5,715	12,505	13,815
Amortization	1,476	2,211	3,036	4,583
Depreciation	3,394	2,381	6,412	4,831
Loss on sale of long-lived assets	322	154	548	633
Gain on sale of Transferred Assets	—	—	—	(39,715)
Total costs and expenses	45,070	33,079	93,782	30,291
(Loss) income from operations	(6,559)	(5,652)	(16,969)	25,856
Interest expense	(6,207)	(6,049)	(12,371)	(12,182)
Interest income	1	—	1	4
(Loss) income before provision for income taxes	(12,765)	(11,701)	(29,339)	13,678
Provision for income taxes	(171)	(1,200)	(389)	1,111
Net (loss) income	(12,936)	(12,901)	(29,728)	14,789
Redeemable Class A Preferred stock dividends	—	(1,834)	—	(4,564)
Redeemable Class C Preferred stock dividends	—	(655)	—	(1,630)
Convertible and redeemable Class E Preferred stock dividends	—	(190)	—	(502)
Convertible and redeemable Class F Preferred stock dividends	—	—	—	(14)
Redeemable Class G Preferred stock dividends	—	—	—	(19)
Net (loss) income attributable to common stockholders	$(12,936)	$(15,580)	$(29,728)	$8,060

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Number of Shares	$.01 par value	Number of Shares	$.01 par value	Additional paid-in- Capital	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2014	2,632,840	$26	976,880	$10	$71,564	$(383,789)	$(312,189)
Net loss	—	—	—	—	—	(29,728)	(29,728)
Balances at June 30, 2015	2,632,840	$26	976,880	$10	$71,564	$(413,517)	$(341,917)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net (loss) income	$(29,728)	$14,789
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	3,036	4,583
Depreciation	6,412	4,831
Amortization of deferred charges	1,099	1,092
Deferred income tax	298	(611)
Loss on sale of long-lived assets	548	633
Gain on sale of Transferred Assets	—	(39,715)
Change in operating assets and liabilities
Accounts receivable	(618)	4
Inventories	12,168	(2,782)
Prepaid expenses, notes receivable and other assets	(887)	(2,540)
Accounts payable	(1,431)	(3,432)
Accrued expenses	565	181
Customer deposits	(593)	(116)
Deferred revenue	144	792
Net cash used in operating activities	(8,987)	(22,291)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(18,507)	(3,482)
Capital expenditures, other	(539)	(585)
Proceeds from sale of property and equipment	19	100
Proceeds from sale of Transferred Assets	—	40,799
Change in restricted cash	—	(140)
Net cash (used) provided by investing activities	(19,027)	36,692
Cash flows from financing activities
Proceeds from Revolving Credit Facility	4,000	5,500
Payments on capital leases and other obligations	(864)	(280)
Payments on related party notes	—	100
Proceeds of issuance from common stock	—	71,600
Dividends paid on preferred stock	—	(27,281)
Redemption of preferred stock	—	(5)
Deferred charges	(68)	—
Net cash provided by financing activities	3,068	49,634
Net (decrease) increase in cash	(24,946)	64,035
Cash and cash equivalents
Beginning of period	25,833	361
End of period	$887	$64,396
Supplemental Disclosures
Cash paid for interest	$11,274	$11,161
Cash paid for taxes	180	180

Noncash items
Capital expenditures in accounts payable	$272	$263
Acquisition of inventory through financing arrangements	$938	$167
Acquisition of equipment through capital leases	$—	$357
Dividends accrued on Class A preferred stock	$—	$(4,564)
Dividends accrued on Class C preferred stock	$—	$(1,630)
Dividends accrued on Class E preferred stock	$—	$(502)
Dividends accrued on Class F preferred stock	$—	$(14)
Dividends accrued on Class G preferred stock	$—	$(19)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Interface Security Systems Holdings, Inc. (“Holdings”) is a Delaware corporation. Holdings is a technology company engaged in the sale, provisioning, installation, monitoring and maintenance of physical security, secure managed broadband (“SMB”), and digital Voice and Internet Protocol (“VoIP”) based applications to commercial and residential customers throughout the United States. Holdings is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings' parent company, Interface Master Holdings, Inc. (“Master Holdings”) on a fully diluted basis. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the “Company” or “Interface”.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of June 30, 2015, and the results of operations for the three and six months ended June 30, 2015 and 2014. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information; accordingly, certain information and footnote disclosures typically included in the Company’s annual financial statements have been condensed or omitted from this report. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2015. Information presented as of December 31, 2014 is derived from audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2015, as compared to the significant accounting policies disclosed in Note 2 of the Consolidated Financial Statements in the Company’s Form 10-K.

Going Concern

As of March 31, 2015, the Company could not provide assurance that it would achieve positive cash flow during high volume net new RMR growth periods, that no longer investing in creating new RMR and replacing attrition (“Steady State”) would produce sufficient cash flow to meet all of its obligations or that it could raise additional debt and/or equity capital. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

On June 30, 2015, the Company entered into a consent and fifth amendment to the Revolving Credit Facility (defined in Note 7) with Capital One, N.A. (“Capital One”) to permit, and in which Capital One consented to, certain events in connection with the establishment of Interface Grand Master Holdings, Inc. (“Grand Master”), as the owner of 100% of the capital stock of Master Holdings, the parent company of the Company (“Grand Master Restructuring”). In connection with the restructuring, Grand Master closed a private placement of $67.0 million aggregate principal amount of unsecured notes on July 7, 2015. Also on July 7, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from the offering to fund the Company's growth initiatives. On June 30, 2015, the Company entered into a Master Services Agreement with a specialty retailer and distributor of professional beauty supplies, pursuant to which the Company will provide a fully-managed bundled services solution to approximately 4,200 locations. A portion of the net proceeds from the notes offering is expected to be used to fund the deployment of this contract, which is expected to be substantially completed by the

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

end of the year. As a result of the capital raise, management believes it's near-term financial position has improved significantly since March 31, 2015 and sufficient liquidity exist to fund the capital needs of the new customer and pay the January 2016 and July 2016 interest payments of $10.6 million due under the Notes.

Operating Model and Liquidity

The Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. A majority of the Company’s revenues are generated within the Unites States and a majority of the Company’s long-lived assets are located primarily within the United States. Management evaluates performance and allocates resources based on the Company as a whole. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, management, maintenance and related services that generate profitable RMR. The Company makes a one-time investment in sales and installation cost to create new customers internally and this investment is generally not capitalized. The Company generates substantial operating losses as a result of expensing the majority of its investment in subscriber RMR growth.

The Company incurred direct costs of $16.8 million and $7.3 million to create new RMR of $0.7 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively and $42.1 million and $15.1 million to create new RMR of $1.7 million and $0.3 million for the six months ended June 30, 2015 and 2014. The Company's cash used for operations for the three and six months ended June 30, 2015 is primarily due to installation costs to create new RMR.

Security technology monitoring companies are generally valued based on a multiple of the RMR associated with the customer contracts and these purchase multiples do vary based on performance metrics, scale and market conditions. Management believes that there is significant value created for the Company’s stockholders resulting from the steady growth in the Company’s RMR at historical investment levels. The Company has demonstrated historical increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. As of June 30, 2015, the Company is actively billing approximately $9.8 million of RMR and has a backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) of RMR contracts totaling $1.6 million with a majority expected to be installed in the second half of 2015.

Throughout the course of the Company’s history, it has been able to adjust the level of RMR growth and related investment based on the capital available. If the Company were to cease its internal growth strategy and go into Steady State, it would likely generate future positive cash flows that could be used to pay down its outstanding debt. Steady State is a financial metric often used by industry lenders, investment bankers, credit rating agencies and physical security companies to assess ongoing cash flow generating capabilities of a security company assuming that the company invests only in acquiring new customers to offset attrition and maintain a steady base of RMR.

During high volume net new RMR growth periods, management cannot provide assurance that the Company will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could elect to operate in Steady State and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2015 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and 2015 Contracted Backlog.

In March 2015, the Company received a waiver from Capital One for any default under its Revolving Credit Facility (defined in Note 7) resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. The Company also entered into a fourth amendment to the Revolving Credit Facility increasing the facility from $45.0 million to $50.0 million. The Company had $36.0 million drawn and $12.4 million available for borrowing under its Revolving Credit Facility at June 30, 2015. As of July 31, 2015, the Company had $40.0 million drawn and $8.5 million available for borrowing under its Revolving Credit Facility. See Note 7.

The Company used $9.0 million and $22.3 million of cash for operations for the six months ended June 30, 2015 and 2014, respectively, and had negative working capital of $13.9 million as of June 30, 2015 and positive working

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

capital of $20.0 million as of December 31, 2014. In addition, as of June 30, 2015, the Company had $266.0 million of total indebtedness. The Company expects to use cash for operations during the remainder of 2015.

Other Comprehensive Income

The Company did not recognize any other comprehensive income during the three and six months ended June 30, 2015 and 2014.

2. Inventories

Inventories consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Products	$6,252	$10,279
Work-in-process	4,173	11,376
	$10,425	$21,655

3. Sale of Transferred Assets

Pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 9, 2014 (the “Closing Date”), by and among My Alarm Center, LLC, d/b/a Alarm Capital Alliance (“Buyer”), and Interface Systems, the Company sold certain residential customer contracts and related assets and liabilities used exclusively in, or necessary to conduct, the alarm system sales, installation, repair, maintenance and monitoring services of the Company’s Hawk Security Services brand (“Hawk”) in the State of Texas (the “Transferred Assets”) to the Buyer. The total purchase price for the Transferred Assets was approximately $42.8 million of which approximately $40.7 million was paid in cash to the Company on the Closing Date, and the remainder of the purchase price was paid to the Company in August 2014.

4. Property and Equipment

Property and equipment consists of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Subscriber system assets	$53,714	$36,880
Equipment	3,043	2,809
Vehicles	1,036	1,125
Software	2,799	2,817
Furniture and fixtures	683	543
Leasehold improvements	959	933
	62,234	45,107
Less: Accumulated depreciation	(22,385)	(17,389)
	$39,849	$27,718

Depreciation expense was $3.4 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $6.4 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Goodwill and Intangible Assets

Activity for goodwill is set forth as below (in thousands):

Balance at December 31, 2014	$40,463
Additions for current period	—
Accumulated impairment losses	—
Balance at June 30, 2015	$40,463

Intangible assets are recorded at cost or fair value if acquired in a purchase business combination and consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Alarm monitoring contracts	$51,945	$58,044
Internally developed software	4,347	4,347
Other	15	15
	56,307	62,406

Less Accumulated amortization for:
Alarm monitoring contracts	(32,164)	(35,662)
Internally developed software	(2,835)	(2,400)
Other	(13)	(12)
	(35,012)	(38,074)
	$21,295	$24,332

Amortization of intangible assets was $1.5 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively. Amortization of intangible assets for the following five years, as of June 30, 2015, is as follows (in thousands):

Six months ending December 31, 2015	$2,440
2016	4,149
2017	2,855
2018	1,995
2019	1,907
2020	1,877

During the first quarter of 2015, the Company approved a software development plan to replace and discontinue the use of the internally developed software acquired during the merger of Westec Acquisition Corp. in March 2012. The Company determined in July 2015 that the new software became a viable solution and plans to discontinue the use of the acquired software towards the end of 2015 or early into 2016. As a result of the Company's decision to discontinue the use of the acquired long-term asset, the Company reduced its estimated useful life of internally developed software from 5 to 4 years.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses

Accrued expenses consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Payroll and benefit related accruals	$2,810	$3,885
Interest	9,909	9,896
Other	4,205	3,120
	$16,924	$16,901

7. Long-Term Debt

Long-term debt consists of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Notes	$230,000	$230,000
Revolving line of credit	36,000	32,000
	$266,000	$262,000

In January 2013, the Company closed an offering of 9 1/4% Senior Secured Notes due 2018 (the “Notes”) in an aggregate principal amount of $230.0 million, the proceeds of which were used to repay its then-existing revolver balance, senior subordinated promissory note, subordinated notes payable and the fees and expenses associated with the offering. The Notes have a maturity date of January 15, 2018 and have an interest rate of 9.25% with semi-annual interest payments due on January 15th and July 15th. The Notes are jointly and severally guaranteed by each of the Company's future domestic restricted subsidiaries and are secured by second priority liens on substantially all of the Company’s and any guarantors’ existing and future tangible and intangible assets.

The Company also closed a Revolving Credit Facility with Capital One in January 2013, senior to the Notes (the “Revolving Credit Facility”), as amended on September 30, 2013, May 16, 2014, August 15, 2014, March 30, 2015 and June 30, 2015 which allows the Company to borrow the lesser of $50.0 million or up to 5 times RMR. The Revolving Credit Facility matures on January 15, 2018 and had $36.0 million drawn and availability of $12.4 million at June 30, 2015. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the available borrowing capacity. As of June 30, 2015 and December 31, 2014, the Company had $0.1 million in letters of credit outstanding.

Borrowings under the revolving line of credit bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of June 30, 2015). The Revolving Credit Facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of at least 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross attrition rate of 13.0% at any time. The Revolving Credit Facility is secured by a first priority perfected lien on substantially all of the same assets that secure the Notes on a second priority basis. The Revolving Credit Facility also provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of June 30, 2015, the Company was in compliance with all of the restrictive and financial covenants.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Based upon outstanding indebtedness as of June 30, 2015, aggregate annual maturities on the total borrowings under all debt agreements as of June 30, 2015 are as follows (in thousands):

Year	Amount

2015	$—
2016	—
2017	—
2018	266,000
2019	—
$266,000

At June 30, 2015, the Notes traded at a range of $100.50 to $101.50 based upon available market information. The range of the estimated fair value of the Notes was $231.2 million to $233.5 million as of June 30, 2015 and $230.0 million to $234.6 million as of December 31, 2014 and is classified with Level 2 of the valuation hierarchy. The carrying amount of debt outstanding under the Revolving Credit Facility approximates fair value as interest rates on these borrowings approximate terms currently offered to the Company, which are considered Level 2. The Company does not have any assets categorized as Level 1 or Level 3 in the fair value hierarchy and there were no transfers made into or out of the Company's Level 2 financial assets during the three months ended June 30, 2015 and 2014. See Note 8.

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Deferred charges consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014

Deferred financing fees	$10,989	$10,921
Accumulated amortization	(5,365)	(4,267)
	$5,624	$6,654

Amortization of deferred financing costs was $0.6 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2015 and 2014, respectively, which is included in interest expense in the accompanying unaudited consolidated statement of operations.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

9. Income Taxes

The Company recognized income tax expense of $0.2 million and $1.2 million for the three months ended June 30, 2015 and 2014, respectively, and income tax expense of $0.4 million and income tax benefit of $1.1 million for the six months ended June 30, 2015 and 2014, respectively, resulting in an effective tax rate of (1.34)% and (10.25)% for the three months ended June 30, 2015 and 2014, respectively, and (1.33) % and 8.13% for the six months ended June 30, 2015 and 2014, respectively. In each period, income tax expense includes i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. In addition, the Company determines its estimated annual effective tax rate based on its projected operating losses for the year and applies this rate to each period in accordance with requirements for accounting for income taxes under ASC 740-270.

10. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 is comprised of the Company’s Class A, Class C, and Class E preferred stock, including accrued dividends. In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock, Class F preferred stock and part of the Company’s Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Notes. Pursuant to the Company’s amended and restated certificate of incorporation adopted on May 29, 2014, each class of preferred stock ceased accruing dividends. There was no change in mezzanine equity from December 31, 2014.

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

12. Benefit Plan

The Company sponsors a 401(k) savings plan (the “Plan”) covering substantially all employees who are at least age 21 and have completed six months of service with the Company. The Company, at its discretion, may make employer contributions to the Plan. During the three months ended June 30, 2014, the Company made a contribution of $0.1 million to the Plan. The Company made a contribution of $0.2 million and $0.1 million during the six months ended June 30, 2015 and 2014, respectively, to the Plan.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13. Lease Commitments and Other Obligations

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and various vehicles with terms of one year or greater. At June 30, 2015, the future minimum rental payments required under such leases are as follows (in thousands):

Six months ending December 31, 2015	$1,428
2016	2,079
2017	1,397
2018	942
2019 and thereafter	1,769
$7,615

Rental expense for equipment, building rent, computer systems and vehicles for the three months ended June 30, 2015 and 2014 was $1.8 million and $1.3 million, respectively, and rental expense for the six months ended June 30, 2015 and 2014 was $3.9 million and $2.8 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At June 30, 2015, the future minimum lease payments under such leases are as follows (in thousands):

Six months ending December 31, 2015	$154
2016	240
2017 and thereafter	9
403
Less: current portion	(308)
$95

Capital leases for equipment had a book value of $2.0 million and $2.2 million and accumulated depreciation of $1.5 million and $1.5 million at June 30, 2015 and December 31, 2014, respectively.

The Company has entered into financing arrangements for the purchase of inventory. The financing arrangements are non-interest bearing and range from 24 to 36 months in duration. The total amount of these borrowings, including current portion, was $4.1 million and $3.9 million at June 30, 2015 and December 31, 2014, respectively. The current portion of these borrowings was $2.7 million and $1.8 million at June 30, 2015 and December 31, 2014, respectively. The imputed interest on the financing arrangements was not significant based on the lender's borrowing rate.

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

The Company had concentrations of credit risk with two customers, representing 24.7% and 15.1%, respectively, of total revenues for the three months ended June 30, 2015 and 22.7% and 15.5%, respectively, of total revenues for the six months ended June 30, 2015. The associated accounts receivable from these two customers as a percentage of the Company’s accounts receivable, net, were 30.8% and 15.9%, respectively, as of June 30, 2015. For the three months ended June 30, 2014, the Company's two largest customers accounted for 21.0% and 7.2%, respectively, of total revenues and 20.0% and 7.0%, respectively, for the six months ended June 30, 2014. The associated accounts receivable from these two customers accounted for 21.0% and 4.3%, respectively, of the Company’s total accounts receivable, net, as of June 30, 2014.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Purchases from a specific vendor that provides subcontract labor in the security alarm and managed services industry totaled $5.7 million and $1.5 million for the three months ended June 30, 2015 and 2014, respectively, and $13.2 million and $3.0 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and 2014, the Company had an accounts payable balance of $6.3 million and $0.6 million, respectively, due to the vendor. Purchases from this vendor represented 18.6% and 7.0% of the Company’s total vendor purchases for the three months ended June 30, 2015 and 2014 and 20.3% and 6.8% for the six months ended June 30, 2015 and 2014, respectively.

Additionally, purchases of equipment from another vendor totaled $2.1 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $5.2 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and 2014, the Company had an accounts payable balance of $2.4 million and $2.0 million, respectively, due to the vendor. Purchases from this vendor represented 6.9% and 9.9% of the Company’s total vendor purchases for the three months ended June 30, 2015 and 2014 and 8.0% and 10.3% for the six months ended June 30, 2015 and 2014, respectively. Although approximately 25.5% and 16.9% of the Company’s total vendor purchases were purchased from these two vendors for the three months ended June 30, 2015 and 2014, respectively, and 28.3% and 17.1% for the six months ended June 30, 2015 and 2014, respectively, the Company continues to maintain strong relationships with other vendors in the industry and has the ability to purchase the necessary equipment and services from these other vendors to continue its operations, if needed.

15. Related Party

Management Agreement

In April 2010, the Company entered into a Management Services Agreement (the “Management Agreement”) with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company pays SunTx Management, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for the Master Holdings Notes, the Company is permitted to make payments to SunTx Management under the Management Agreement (not to exceed $150,000 in any fiscal quarter), if among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness, pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to incur such $1.00 of additional indebtedness for the trailing four quarters ended June 30, 2015 and therefore, no fees were paid to SunTx Management during the period from June 2014 to June 2015. The Company reimbursed SunTx Management expenses of $0.1 million and $0.2 million for the three and six ended June 30, 2014, respectively.

Registration Rights Agreement

On December 13, 2001, Holdings entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of its stockholders, including, among others, SunTx Interface L.P. (“SunTx Interface”), Michael T. Shaw, Michael J. McLeod and Kenneth Obermeyer (together with Mr. Shaw and Mr. McLeod, the “Management Investors”). In connection with the Reorganization Transactions, Master Holdings succeeded to all of the rights under the Registration Rights Agreement of SunTx Capital Partners, the Management Investors and the other investors with respect to the shares of common stock they transferred to Master Holdings. Subsequent to the Reorganization Transactions, the remaining stockholders of Holdings exchanged all of their shares of each class of common stock and preferred stock of Holdings for an equal number of shares of common stock and preferred stock of Master Holdings. As a result, Master Holdings now owns 100% of the common stock and preferred stock of Holdings, and on June 30, 2014, the Registration Rights Agreement was terminated.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stockholder Agreement

On July 16, 2007, Holdings entered into a stockholder agreement, as amended on May 5, 2010 and on January 14, 2013, and amended and restated on May 30, 2014 (the “Stockholder Agreement”), among certain of its stockholders, including SunTx Interface and the Management Investors. In connection with the Reorganization Transactions, Master Holdings succeeded to all of the rights under the Stockholder Agreement of SunTx Capital Partners, the Management Investors and the other investors with respect to the shares of common stock and preferred stock they transferred to Master Holdings. The Stockholder Agreement, among other things, contained agreements among the investors with respect to the election of Holdings’ board of directors, voting and other restrictions on the transfer of Holdings’ stock, other special corporate governance provisions, prohibitions of certain actions, a right of first purchase, and certain pre-emptive rights.

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

Other Related Party Transactions

In March 2014, the Company entered into a settlement and advance agreement with a former senior executive employee of the Company and current shareholder of Master Holdings (the “Former Employee”). The agreement releases all current and future claims against the Company in return for a non-interest bearing loan of $500,000 to the former employee and shareholder. The loan is secured by a promissory note and a pledge agreement securing 50% of the 2,074.02 shares of Master Holdings' common stock (representing 7.0% of the total outstanding common stock) owned by the former employee and shareholder.

In January 2015, the Company entered into a fee based compensation agreement with the Former Employee to pay a sales commission in the amount of $1.2 million solely related to the successful negotiation of a contract term extension in connection with the SMB and VoIP services for one of the Company’s largest customers. The agreement is non-interest bearing and payable within one year. In February 2015, these contract negotiations resulted in a three-year term extension of the SMB and VoIP services through December 31, 2019 including a price increase of approximately $118,000 per month in consideration of upgrading the network speed across all stores. The successful negotiation of this three-year term extension was assisted by the Former Employee who was also instrumental in negotiating the initial contract with this customer in 2010. The Company has paid $0.8 million to the Former Employee through the end of June 30, 2015.

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

17. Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory, excluding inventory measured using the last-in, first-out or retail inventory methods. The guidance specifies that inventory currently measured at the lower of cost or market, where market could be determined with different methods, should now be measured at the lower of cost or net realizable value. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The FASB received feedback that having different balance sheet

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. For public business entities, the amendments in ASU 2015-03 are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Application of this new accounting guidance will result in the reclassification of the Company's debt issuance costs. The Company had $4.3 million and $3.3 million of unamortized debt issuance costs classified within deferred charges which would be reclassified as a direct deduction from the carrying amount of long-term debt at June 30, 2015 and December 31, 2014, respectively.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 is intended to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, ASU 2014-15 specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements and footnote disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the standard to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early application permitted, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

18. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing and has determined that there have been no subsequent events for which disclosure is required, except as disclosed within Note 1 involving the Grand Master Restructuring.

19. Condensed Consolidating Financial Information

In January 2013, Holdings and Interface Systems, as co-issuers, issued $230.0 million aggregate principal amount of Notes (see Note 7). Pursuant to the indenture governing the Notes, such notes are fully and unconditionally and jointly and severally guaranteed by each of the Company's future domestic restricted subsidiaries and are secured by substantially all of the Company's and the guarantors' existing and future tangible and intangible assets. Separate condensed consolidating information is not included because Interface Systems is a wholly-owned subsidiary and co-issuer of the Notes and Holdings has no independent assets or operations. There are no significant restrictions on

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the ability of Holdings to obtain funds from its subsidiary. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is not required to provide condensed consolidating financial information for its subsidiary. All consolidated amounts in the Company's financial statements are representative of its subsidiary.

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

Business Overview

We are a recognized leader and pioneer in the Internet Protocol (“IP”) Bundled Managed Service Industry enabling our primarily large, commercial multi-site customers to Simplify To The Power of One® by combining both physical and network security solutions into one highly-efficient, managed integrated service bundle. We believe that our IP managed security solutions are the most comprehensive in the market. Our physical security solutions include alarm / event monitoring, interactive video surveillance and analytics, managed access control and fire / life safety systems. Our secured network services include secure managed broadband (“SMB”), payment card industry (“PCI”) compliance, digital Voice and Internet Protocol (“VoIP”) and other ancillary services. Our comprehensive service offerings are designed to meet the needs of commercial enterprises that require a standardized and secure IP platform capable of servicing all of their distributed locations. We combine a complete suite of customized physical and network security services into a fully-integrated bundle, enabling our customers to consolidate services from multiple vendors into one single service provider, which significantly enhances the quality and breadth of their security while also reducing their costs.

Our physical security platform is delivered utilizing state-of-the-art IP technology, which enables our alarm / event monitoring to be faster, more reliable and less expensive than digital dialer systems that require a separate phone line. In addition, our experienced engineering team is able to program the routers on these IP systems to optimize our alarm monitoring and interactive video surveillance services by proactively managing bandwidth within our customers’ networks to ensure continuity of all critical business systems. Our proprietary video surveillance technology allows for remote monitoring from our central command center (“C3”) where highly trained specialists monitor real-time events taking place at a customer premise through both live video and audio and take appropriate action. We believe our proprietary video surveillance technology provides the most cost effective system in the market allowing operators to simultaneously monitor events at multiple customer locations. The unique features of this system include video verification, rapid response, video escorts and snapshot audits. These services, along with our other ancillary IP security applications, are delivered over a custom-configured private, secured network to meet the requirements of our customer’s existing technology platform and infrastructure. We are able to continuously monitor the health of each customer’s network remotely through our 24/7/365 Secure Operations Center (“SOC”) / Network Operations Center (“NOC”). The proprietary software currently being utilized in the C3 will be improved and integrated into the current alarm monitoring software used in the SOC. The consolidation of C3 and SOC monitoring software platforms will provide numerous operational benefits, including a central database for all monitored customers at both the C3 and SOC with fully redundant monitoring capabilities, improved disaster recovery and load sharing capability between the two monitoring centers. We believe this initiative will improve operating efficiencies and customer satisfaction.

We design and install all of the required equipment and software for our bundled service offering, and we custom engineer this equipment and software for each customer's specific applications and needs. We deliver these products as part of a long-term managed services contract that includes event monitoring, system support and maintenance (average term for new contracts is five years). With over 17 years of experience in the security industry, we understand the importance and urgency associated with monitoring and servicing life safety, burglary and other emergency response systems and we apply that same attention to all of the IP solutions that we provide as part of our bundled service offering. We continually evaluate the viability of additional managed services that could further leverage our existing technology platform and enhance our customer offerings. As evidence of this effort, we have recently expanded our managed services to include energy management and Bluetooth low energy beacon proximity technology, creating new recurring monthly revenue (“RMR”) opportunities with our customers. Our energy management service provides customers with the ability to monitor, control and conserve energy usage while reducing their energy bills. We have also recently introduced software-based retail and video analytics to our managed services that can be combined with the beacon proximity technology, enabling our customers to analyze both employee and shopper behavior, in real-time, to enable the automation and optimization of marketing campaigns. Interface is a single source turnkey provider, safely integrating our customers’ security and network needs into one highly reliable and cost effective bundle. With our ongoing investments in new product developments and broad North American infrastructure, we are uniquely equipped to meet the rapidly changing technology demands of today’s retail, commercial and small business enterprises.

Our diverse customer base includes large multi-site commercial enterprises in the luxury retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Sunoco, Panda Express, DineEquity (Applebee's Bar & Grill and IHOP Restaurants), Brinker (Chili's Bar & Grill), La Quinta Inn & Suites and Edward Jones Investments. For the three and six months ended June 30, 2015, our top ten customers accounted for 58.4% and 56.1%, respectively, of our total RMR with an average relationship length of seven years. As of June 30, 2015, we serviced approximately 78,300 total customer sites across our customer base through our 15 regional service centers and employee field technicians in most of the largest markets in the U.S. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long-term contracts make our customer relationships stable and “sticky.” In addition, we have established a sales and installation infrastructure capable of acquiring and managing large‑scale national account deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have mutually‑beneficial channel partnership agreements in place with companies such as Cisco Systems, Inc. and Verizon Wireless to expand our national sales reach at minimal incremental cost. We have demonstrated the ability to manage large‑scale deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011 and the rollout for Family Dollar of over 8,000 store locations in 2014 and 2015.

Recent Events

On June 30, 2015, we entered into a consent and fifth amendment to the Credit Agreement, dated as of January 18, 2003 (as amended the “Revolving Credit Facility”) with Capital One, N.A. (“Capital One”) to permit, and in which Capital One consented to, certain events in connection with the establishment of Interface Grand Master Holdings, Inc. (“Grand Master”), as the owner of 100% of the capital stock of Master Holdings, the parent company of the Company. In connection with the restructuring, Grand Master closed a private placement of $67.0 million of aggregate principal amount of unsecured notes on July 7, 2015. Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from the offering to fund growth initiatives at the operating subsidiary. On June 30, 2015, the Company entered into a Master Services Agreement with a specialty retailer and distributor of professional beauty supplies, pursuant to which the Company will provide a fully-managed bundled services solution to approximately 4,200 locations. A portion of the net proceeds from the private placement notes is expected to be used to fund the deployment of this contract, which is expected to be completed by the end of the year.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. For the three and six months ended June 30, 2015, approximately 74.7% and 75.9%, respectively, of our revenue is derived from customers who sign long-term monitoring and maintenance contracts. These long-term contracts, typically between 36 and 60 months in duration, provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services being provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through fees for the installation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales costs and related general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial, multi-site customers, we believe we have a lower than industry average creation cost to acquire a new customer (“creation cost”), which in turn provides high margin RMR and higher than industry average revenue per user (“ARPU”) generated from our monitoring and managed services.

We market our services through direct sales channels and in partnerships with select vertical marketing organizations. We primarily focus on industry verticals where there is a significant base of national accounts with multi-site operations, both company operated and franchised. Our focus on large, established national customers helps reduce our exposure to attrition as a result of locations closing or customers going out of business.

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

We focus on managing the costs associated with monitoring and service without jeopardizing our service quality. We believe our ability to retain customers over the long-term relies on our ability to maintain our consistent, superior service levels. Our ability to increase the number of customers and customer revenue depends on a number of factors, both external and internal. External factors include the overall macroeconomic environment and the level of product and price competition from other companies in the markets we serve. Some of our current competitors have longer operating histories, greater name recognition and substantially greater financial and marketing resources than us. In the future, other companies may also choose to begin offering bundled services similar to ours.

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market and cross‑selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of June 30, 2015, approximately 42.9% of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $125.04 as of June 30, 2015 from $97.55 at June 30, 2014, an increase of 28.2%, primarily due to the increase in new sites with bundled services that were installed during the period.

The table below presents our RMR and average net attrition data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Beginning	$9,311,132	$7,440,556	$8,449,126	$8,411,787
New and Acquired	669,696	143,365	1,730,845	330,511
Sold	—	—	—	(918,387)
Canceled	(187,242)	(194,993)	(386,385)	(434,983)
Ending	$9,793,586	$7,388,928	$9,793,586	$7,388,928

End of period total customer sites	78,334	75,748	78,334	75,748
Average net attrition rate	7.1%	9.8%	7.5%	11.0%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. The increase in organic RMR sales during 2015 has contributed to higher backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) as compared to 2014. We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady, significant flow of new RMR through the end of 2015 and beyond. As of June 30, 2015, our sales pipeline was $17.7 million of RMR. For the six months ended June 30, 2015, we have added $1.6 million of RMR to Contracted Backlog from our RMR sales pipeline of which a majority is expected to be installed in the second half of 2015. Our installation revenue Contracted Backlog was $13.8 million as of June 30, 2015.

The creation cost includes fixed costs of sales engineering, product development, marketing, sales overhead and operational overhead. Higher RMR installed during a period can reduce the creation cost by spreading the allocated fixed costs over a larger pool of RMR. The creation cost of new RMR decreased for the three months ended June 30, 2015 to 28.9x as compared to 70.6x for the three months ended June 30, 2014 due to the absorption of fixed direct costs over higher new RMR installed during the period. For the six months ended June 30, 2015, the creation cost decreased to 27.2x from 66.3x for the six months ended June 30, 2014 as a result of the absorption of fixed direct costs over higher new RMR installed during the period.

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

Installation revenue represents one-time charges billed to customers at the time of installation. Revenue on installation contracts is recognized upon completion and delivery of the installation in transactions where equipment is sold. For transactions in which we retain ownership of the system, any amounts collectible upfront are deferred and amortized over the longer of the estimated customer life or the initial term of the contract. Service and maintenance revenue is associated with ongoing support of customer premise equipment. Service revenue is billed, and the associated revenue recognized, when the services are performed. Maintenance revenue is billed and revenue is recognized ratably over the contract term. The remainder of our revenue is generated through the sale of products and other services.

Transactions involving the sale of alarm, SMB, VoIP or other systems, as well as other services to the customer can be considered to have multiple elements, including the sale of equipment, installation, monitoring, management and/or maintenance services. We assess our revenue arrangements to determine the appropriate units of accounting and allocate the consideration to those separate units.

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

Depreciation. Depreciation expenses consist of depreciation from property and equipment primarily related to subscriber system assets and equipment leased under capital leases.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, accounts receivable and allowances, goodwill and indefinite-lived intangible assets, long-lived assets and intangible assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended June 30, 2015, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies. Critical accounting policies are detailed in the Company's 2014 Annual Report on Form 10-K.

Results of Operations

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,		Percent Change
	2015	2014

Revenue
Services	$34,235	$24,793	38.1%
Products	4,276	2,634	62.3%
Total revenue	38,511	27,427	40.4%

Cost and Expenses
Cost of services	29,421	20,324	44.8%
Cost of products	3,886	2,294	69.4%
General and administrative expenses	6,571	5,715	15.0%
Amortization	1,476	2,211	(33.2)%
Depreciation	3,394	2,381	42.5%
Loss on sale of long-lived assets	322	154	109.1%
Total costs and expenses	45,070	33,079	36.2%
Loss from operations	(6,559)	(5,652)	16.0%
Interest expense	(6,207)	(6,049)	2.6%
Interest income	1	—	*
Loss before provision for income taxes	(12,765)	(11,701)	9.1%
Provision for income taxes	(171)	(1,200)	*
Net loss	$(12,936)	$(12,901)	0.3%
________________________
*Not meaningful

Revenue

Total revenue increased $11.1 million, or 40.4%, to $38.5 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. ARPU increased by $27.49, or 28.2%, as of June 30, 2015 compared to June 30, 2014.

Services revenue increased $9.4 million, or 38.1%, to $34.2 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. The increase was due primarily to an increase of $7.5 million in services revenue from RMR growth and higher ARPU in the trailing twelve months and a $1.9 million increase from non-RMR services revenue related to higher installations during the three months ended June 30, 2015 compared to the same period in 2014.

Products revenue increased $1.6 million, or 62.3%, to $4.3 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014 due primarily to an increase of $1.6 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Total cost and expenses increased $12.0 million, or 36.2%, to $45.1 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014, primarily related to the changes discussed below.

Cost of services increased $9.1 million, or 44.8%, to $29.4 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. The increase in cost of services is due to a $3.5 million increase in wages and subcontractor labor, a $2.5 million increase in RMR promotions, provisioning and customer transfer costs and a $3.1 million increase in monitoring and managed service expense. Cost of services may be higher than services revenue during high growth periods due to non-product sales and installation costs related to new RMR installations. For the three months ended June 30, 2015, the cost of servicing ending RMR of $9.8 million compared to $7.4 million of ending RMR for the same period in 2014 and installation service costs were higher related to the installation of $0.7 million of RMR during the three months ended June 30, 2015.

Cost of products increased $1.6 million, or 69.4%, to $3.9 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. The increase in cost of products is related to an increase in installation materials, net of capitalized installation materials, of $1.5 million associated with higher installation revenue and new RMR added during the three months ended June 30, 2015 and an increase in maintenance material costs of $0.2 million.

General and administrative expenses increased $0.9 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. The increase is related to an increase in bad debt expense of $0.5 million, a $0.5 million increase in accrued management fees that are not currently payable and an increase in property taxes of $0.1 million offset by $0.3 million in legal and accounting fees and other costs related to the registration statement on Form S-4 filed in 2014.

Amortization expense decreased $0.7 million, or 33.2%, to $1.5 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. The decrease was primarily due to acquired alarm monitoring accounts reaching the end of their amortizable life as of June 30, 2015.

Depreciation expense increased $1.0 million, or 42.5%, to $3.4 million for the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. The increase was primarily due to the net addition of new subscriber system assets of $7.3 million during the three months ended June 30, 2015.

Interest Expense

Interest expense remained relatively flat at $6.2 million for the three months ended June 30, 2015 as compared to $6.0 for the three months ended June 30, 2014.

Provision for Income Taxes

Provision for income taxes decreased $1.0 million to a net tax expense of $0.2 million for the three months ended June 30, 2015 as compared to $1.2 million for the three months ended June 30, 2014. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate decreased from (4.26)% at December 31, 2014 to (1.34)% at June 30, 2015. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss remained flat at $12.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily as a result of the factors described above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,		Percent Change
	2015	2014

Revenue
Services	$67,104	$50,498	32.9%
Products	9,709	5,649	71.9%
Total revenue	76,813	56,147	36.8%

Cost and Expenses
Cost of services	62,336	40,078	55.5%
Cost of products	8,945	6,066	47.5%
General and administrative expenses	12,505	13,815	(9.5)%
Amortization	3,036	4,583	(33.8)%
Depreciation	6,412	4,831	32.7%
Loss on sale of long-lived assets	548	633	(13.4)%
Gain on sale of Transferred Assets	—	(39,715)	*
Total costs and expenses	93,782	30,291	*
(Loss) income from operations	(16,969)	25,856	*
Interest expense	(12,371)	(12,182)	1.6%
Interest income	1	4	*
(Loss) income before provision for income taxes	(29,339)	13,678	*
Provision for income taxes	(389)	1,111	*
Net (loss) income	$(29,728)	$14,789	*
________________________
*Not meaningful

Revenue

Total revenue increased $20.7 million, or 36.8%, to $76.8 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. ARPU increased by $27.49, or 28.2%, as of June 30, 2015 compared to June 30, 2014.

Services revenue increased $16.6 million, or 32.9%, to $67.1 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. The increase was due primarily to an increase of $12.6 million in services revenue from RMR growth and higher ARPU and a $4.0 million increase from non-RMR services revenue.

Products revenue increased $4.1 million, or 71.9%, to $9.7 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014 due primarily to an increase of $4.0 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Excluding the gain on sale of Transferred Assets during the six months ended June 30, 2014, total cost and expenses increased $23.8 million, or 34.0%, to $93.8 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014, primarily related to the changes discussed below.

Cost of services increased $22.3 million, or 55.5%, to $62.3 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. The increase in cost of services is due to a $7.9 million increase in RMR promotions, provisioning and customer transfer costs, a $7.4 million increase in wages and subcontractor labor, a $6.0 million increase in monitoring and managed service expense, a $0.6 million increase in other operating expenses and a $0.4 million increase in service materials related to maintenance agreements. Cost of services may be higher than services revenue during high growth periods due to non-product sales and installation costs related to new RMR installations. For the six months ended June 30, 2015, the cost of servicing ending RMR of $9.8 million compared to $7.4 million of ending RMR for the same period in 2014 and installation service costs were higher related to the installation of $1.7 million of RMR during the six months ended June 30, 2015.

Cost of products increased $2.9 million, or 47.5%, to $8.9 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. The increase in cost of products is related to an increase in installation materials, net of capitalized installation materials, of $3.3 million associated with higher installation revenue and new RMR added during the six months ended June 30, 2015 offset by a decrease in maintenance material costs of $0.5 million.

General and administrative expenses decreased $1.3 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. The decrease is related to $2.2 million in lower transaction fees and other costs related to the sale of the Transferred Assets in 2014, a decrease in administrative wages by $0.6 million primarily offset by an increase in bad debt expense of $0.4 million, an increase in accrued management fees of $0.5 million, an increase in property taxes of $0.3 million and an increase in audit and professional fees of $0.2 million.

Amortization expense decreased $1.5 million, or 33.8%, to $3.0 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. The decrease was primarily due to acquired alarm monitoring accounts reaching the end of their amortizable life as of June 30, 2015.

Depreciation expense increased $1.6 million, or 32.7%, to $6.4 million for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. The increase was primarily due to the net addition of new subscriber system assets of $18.5 million.

Interest Expense

Interest expense remained relatively flat at $12.4 million for the six months ended June 30, 2015 as compared to $12.2 million for the six months ended June 30, 2014.

Provision for Income Taxes

Provision for income taxes decreased $1.5 million to a net tax expense of $0.4 million for the six months ended June 30, 2015 as compared to a net tax benefit of $1.1 million for the six months ended June 30, 2014. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate decreased from (4.26)% at December 31, 2014 to (1.33)% at June 30, 2015. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Excluding the gain on sale of Transferred Assets during the six months ended June 30, 2014, net loss increased $4.8 million to $29.7 million for the six months ended June 30, 2015 compared to $24.9 million for the six months ended June 30, 2014 primarily as a result of the factors described above.

Non-GAAP Financial Measures

We use certain financial measures, including EBITDA and Adjusted EBITDA, as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. These measures are used in the internal management of our business, along with the most directly comparable GAAP financial measures, in evaluating our operating performance. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in the Revolving Credit Facility and the indenture governing the 9 1/4% Senior Secured Notes due 2018 (the “Notes”). We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner.

EBITDA represents net (loss) income attributable to Holdings before interest expense, interest income, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for gain or loss of sale of long-lived assets, gain on sale of the Transferred Assets, accrued but not currently payable management fees, sales and installation costs, net of sales and installation revenue, related to organic RMR growth, plus 50% of non-capitalized corporate and service center administrative costs related to organic RMR growth, less capitalized subscriber system assets. Our calculation of Adjusted EBITDA does not include any adjustments for expenses related to the sale of the Transferred Assets, financing of the Revolving Credit Facility or costs of preparing for the registration and exchange of the Notes, each of which occurred in 2014. These expenses for the three and six months ended and June 30, 2014 were $0.3 million and $2.2 million, respectively.

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

The following table sets forth a reconciliation of net loss attributable to Interface Security Systems Holdings, Inc. to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net (loss) income	$(12,936)	$(12,901)	$(29,728)	$14,789
Provision for income taxes	171	1,200	389	(1,111)
Interest expense	6,207	6,049	12,371	12,182
Interest income	(1)	—	(1)	(4)
Depreciation	3,394	2,381	6,412	4,831
Amortization	1,476	2,211	3,036	4,583
EBITDA	(1,689)	(1,060)	(7,521)	35,270
Loss on sale of long-lived assets	322	154	548	633
Gain on sale of Transferred Assets	—	—	—	(39,715)
Accrued management fees (a)	542	83	542	208
Sales and installation expense (b)	23,937	11,016	57,927	23,223
50% of overhead expenses (c)	3,015	2,816	5,982	6,804
Capitalized expenditures, subscriber system assets (d)	(7,323)	(1,452)	(18,570)	(3,134)
Sales and installation revenue (e)	(7,108)	(3,709)	(15,810)	(8,111)
Adjusted EBITDA	$11,696	$7,848	$23,098	$15,178
________________________

(a)	Reflects fees under the SunTx Management Agreement that are not currently payable.

(b)	Reflects sales and installation costs related to organic RMR growth.

(c)
Reflects 50% of the corporate and service center administrative costs related to organic RMR growth and is not capitalized. Corporate and service center administrative costs include expenses and the related overhead to support the RMR and installation growth. Other industry participants customarily allocate 50% of their overhead cost to RMR and sales growth.

(d)
Reflects sales and installation costs related to organic RMR growth, including those costs that are capitalized as subscriber systems assets. Since the full amount of sales and installation expense is added as an adjustment in (b) above, the capitalized portion of the sales and installation cost is deducted from the Adjusted EBITDA calculation.

(e)	Reflects revenue received for the installation of subscriber systems related to organic RMR growth to match certain costs incurred in connection with the installations as described in (b) above.

Adjusted EBITDA increased 49.0% for the three months ended June 30, 2015 compared to the corresponding period in 2014. The increase was primarily a result of an increase in organic RMR installations contributing to a higher RMR service margin contribution as compared to 2014. Adjusted EBITDA increased 52.2% for the six months ended June 30, 2015 compared to the corresponding period in 2014. The increase was primarily a result of an increase in organic RMR installations contributing to a higher RMR service margin contribution as compared to 2014.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary sources of liquidity are cash on hand and the Revolving Credit Facility. As of June 30, 2015, we had cash on hand of $0.9 million and $12.4 million of available borrowing capacity under our Revolving Credit Facility. We had negative working capital of $13.9 million as of June 30, 2015 and positive working capital of $20.0 million as of December 31, 2014. We used $9.0 million and $22.3 million of cash to fund our operations for the six months ended June 30, 2015 and 2014, respectively. We expect to use cash for operations during the remainder of 2015.

As of July 31, 2015, we had cash on hand of $39.4 million and $8.5 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand and current borrowing availability as of July 31, 2015, we expect to have sufficient funds to pay the January 2016 and July 2016 interest payments of $10.6 million due under the Notes per period.

We incurred direct costs of $16.8 million and $7.3 million to create new RMR of $0.7 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $42.1 million and $15.1 million to create new RMR of $1.7 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. The direct costs, including the portion of equipment costs capitalized as subscriber system assets, was $9.5 million and $5.9 million for the three months ended June 30, 2015 and 2014, respectively, and $23.5 million and $12.0 million for the six months ended June 30, 2015 and 2014, respectively. Our cash used for operations for the six months ended June 30, 2015 and 2014 is primarily due to installation costs to create new RMR.

Management believes there is significant value created for our stockholders resulting from the steady growth in our RMR at historical investment levels. We have demonstrated historical increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. We also believe this enhances our ability to service debt obligations. As of June 30, 2015, we are actively billing approximately $9.8 million of RMR and have $1.6 million of Contracted Backlog of which a majority is expected to be installed in the second half of 2015.

On March 30, 2015, we entered into a fourth amendment to the Revolving Credit Facility increasing the facility from $45 million to $50 million. In July 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from the offering to fund growth initiatives at the operating subsidiary.

During high volume net new RMR growth periods, management cannot provide assurance that we will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could elect to no longer invest in creating new RMR and replacing attrition (“Steady State”) and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2015 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and 2015 RMR Contracted Backlog. However, we do not believe it is necessary to operate in Steady State and that we will produce sufficient cash flow to meet all of our debt obligations for at least the next twelve months. Management believes that our current capital resources are adequate to continue operations, maintain our business strategy and steadily grow RMR for the next twelve months. Based on our current cash projections which includes our expected continued investment in RMR growth activities through the end of 2015 from the current Contracted Backlog of $1.6 million, we will begin to generate positive cash flows from contracted RMR revenues during 2015 and beyond.

As of March 31, 2015, management could not provide assurance that we would achieve positive cash flow during high volume net new RMR growth periods, that Steady State would produce sufficient cash flow to meet all of our obligations or that we could raise additional debt and/or equity capital. These factors raised substantial doubt about our ability to continue as a going concern.

On June 30, 2015, we entered into a consent and fifth amendment to the Revolving Credit Facility with Capital One, to permit, and in which Capital One consented to, certain events in connection with the establishment of Grand Master, as the owner of 100% of the capital stock of Master Holdings, the parent company of the Company. In connection with the restructuring, Grand Master closed a private placement of $67.0 million aggregate principal amount of unsecured notes on July 7, 2015. Also on July 7, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from the offering to fund the Company's growth initiatives. On June 30, 2015, we entered into a Master Services Agreement with a specialty retailer and distributor of professional beauty supplies, pursuant to which we will provide a fully-managed bundled services solution to approximately 4,200 locations. A portion of the net proceeds from the notes offering is expected to be used to fund the deployment of this contract, which is expected to be substantially completed by the end of the year. As a result of the capital raise, management believes it's near-term financial position has improved significantly since March 31, 2015 and sufficient liquidity exist to fund the capital needs of the new customer and pay the January 2016 and July 2016 interest payments of $10.6 million due under the Notes.

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30, 2015
	2015	2014

Net cash used in operating activities	$(8,987)	$(22,291)
Net cash (used) provided by investing activities	(19,027)	36,692
Net cash provided by financing activities	3,068	49,634

Cash Flows from Operating Activities

Net cash used in operating activities decreased by $13.3 million from $22.3 million for the six months ended June 30, 2014 to $9.0 million for the six months ended June 30, 2015.

The decreased use of cash for the six months ended June 30, 2015 was primarily related to a $15.0 million decrease in inventory related to the installation of Family Dollar offset by a decrease in accounts payable of $2.0 million related to the timing of payments and a decrease in customer deposits of $0.5 million.

Cash Flows from Investing Activities

Our investing activities mainly consist of proceeds from the sale of the Transferred Assets and capital expenditures for subscriber system assets. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

Net cash from investing activities decreased $55.7 million from $36.7 million of net cash provided by investing activities for the six months ended June 30, 2014 to $19.0 million of net cash used in investing activities for the six months ended June 30, 2015. The decrease is primarily related to proceeds of approximately $40.8 million for the sale of the Transferred Assets, net of change in restricted cash, and an increase in investing of $15.0 million in subscriber system assets as a result of higher RMR during the period.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of investment associated with generating new customers that are not covered through our operating cash flows and acquisitions.

During the six months ended June 30, 2015, our net cash provided by financing activities was $3.1 million compared to $49.6 million of cash provided by financing activities during the six months ended June 30, 2014. During the six months ended June 30, 2014, we issued $71.6 million of common stock, redeemed all of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of our Class E Preferred Stock and paid a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Notes and borrowed $5.5 million on the Revolving Credit Facility. This decrease in cash provided by financing activities for the six months ended June 30, 2015 was primarily offset by $4.0 million in draws on our Revolving Credit Facility to fund new RMR installations and working capital needs.

Current Indebtedness

Notes.

On January 18, 2013, Holdings and Interface Systems issued $230.0 million aggregate principal amount of the Notes of which the proceeds were used to repay our then-existing indebtedness, which consisted of our prior revolving credit facility, our prior senior subordinated debt and the subordinated promissory note, to pay related fees and expenses and for general corporate purposes. The Notes are secured by second priority liens on substantially all of our and any guarantor’s assets, subject to certain exceptions. The obligations under the Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our future domestic restricted subsidiaries. The Notes bear interest at a fixed rate of 9 1/4% per annum with interest payable semi-annually on July

15 and January 15 of each year, and mature on January 15, 2018. The Notes do not require us to make mandatory redemption or sinking fund payments; however, under certain circumstances related to a change of control or asset sales, we may be required to offer to purchase the Notes.

Revolving Credit Facility.

Interface Systems, as borrower, and Holdings, as guarantor, entered into the Revolving Credit Facility on January 18, 2013, as amended on September 30, 2013, May 16, 2014, August 15, 2014, March 30, 2015 and June 30, 2015. The Revolving Credit Facility has an available borrowing capacity equal to the lesser of $50.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of each of June 30, 2015 and December 31, 2014, we had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of June 30, 2015).

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

On June 30, 2015, our available borrowing capacity was $50.0 million, of which $36.0 million was drawn and $12.4 million was available for borrowing. We expect that new RMR growth during 2015 will provide additional borrowing capacity availability under the Revolving Credit Facility.

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

As of June 30, 2015, we were in compliance with the applicable restrictive covenants under our debt agreements, and we expect to remain in compliance for at least the next twelve months.

Recently Issued Accounting Standards

See Note 17 to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than off-balance sheet arrangements in connection with operating leases, we had no off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations

Since December 31, 2014, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of June 30, 2015). As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility as of June 30, 2015 would result in an increase of approximately $3.6 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

There was no change in our internal control over financial reporting during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Consent and Fifth Amendment to Credit Agreement, dated as of June 30, 2015, by and among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A. (incorporated by reference to Exhibit 10.1 of Current Report on Form 18-K filed on July 2, 2015, File No. 333-197319)

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, filed with the Securities and Exchange Commission on August 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

Date: August 12, 2015

By: /s/ Kenneth Obermeyer
Kenneth Obermeyer
Chief Financial Officer

Date: August 12, 2015

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
10.1
Consent and Fifth Amendment to Credit Agreement, dated as of June 30, 2015, by and among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A. (incorporated by reference to Exhibit 10.1 of Current Report on Form 18-K filed on July 2, 2015, File No. 333-197319)

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, filed with the Securities and Exchange Commission on August 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.