Form 10-Q
period 2015-09-30
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2015-11-16
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

As of November 16, 2015, Interface Security Systems Holdings, Inc. (“Holdings”) had 2,632,839.70 shares of class A voting common stock, $0.01 par value, outstanding and 976,880.09 shares of class B non-voting common stock, $0.01 par value, outstanding.

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

•
restrictions in the indentures governing the senior notes issued by Grand Master Holdings and the senior notes issued by Master Holdings on our ability to incur additional funded debt, other than amounts available under the Revolving Credit Facility;

•	our ability to compete effectively in a highly‑competitive industry;

•	catastrophic events that may disrupt our business;

•	our ability to retain customers;

•	concentration of recurring monthly revenue in a few top customers and concentration of our business in certain markets;

•	our ability to manage relationships with third‑party providers, including telecommunication providers and broadband service providers;

•	our reliance on third party component providers and the risk associated with any failure, supply chain disruption or interruption in products or services provided by these third parties;

•	our reliance on third party software and service providers;

•	our ability to obtain or maintain necessary governmental licenses and comply with applicable laws and regulations;

•	changes in governmental regulation of communication monitoring;

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

There may be other factors that may cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements apply only as of the date of this quarterly report and are expressly qualified in their entirety by the cautionary statements included in this quarterly report. We undertake no obligation to publicly update or revise any forward-looking statement whether as a result of new information, future events or otherwise, except as required by law.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARES

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,924	$25,833
Accounts receivable, less allowance for doubtful accounts of $1,342 and $1,105	9,657	11,964
Inventories	18,094	21,655
Prepaid expenses and other assets	4,731	3,460
Total current assets	62,406	62,912
Property and equipment, net	40,245	27,718
Intangible assets, net	19,925	24,332
Goodwill	40,463	40,463
Deferred charges	5,072	6,654
Other assets	6,929	7,216
Total assets	$175,040	$169,295

Liabilities and Stockholders' Deficit
Current liabilities
Current portion of capital leases and other obligations	$3,043	$2,126
Accounts payable	15,130	18,070
Accrued expenses	12,914	16,901
Customer deposits	1,631	2,375
Deferred revenue	3,446	3,419
Total current liabilities	36,164	42,891
Long-term deferred revenue	2,754	2,826
Deferred tax liability	8,491	8,088
Capital leases and other obligations	1,383	2,280
Long-term debt	266,000	262,000
Total liabilities	314,792	318,085
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at September 30, 2015 and December 31, 2014	110,284	110,284
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at September 30, 2015 and December 31, 2014	41,154	41,154
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 shares outstanding at September 30, 2015 and December 31, 2014	11,961	11,961
Total mezzanine equity	163,399	163,399
Stockholders' deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 2,632,840 shares outstanding at September 30, 2015 and December 31, 2014	26	26
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 976,880 shares outstanding at September 30, 2015 and December 31, 2014	10	10
Additional paid-in-capital	121,364	71,564
Accumulated deficit	(424,551)	(383,789)
Total stockholders' deficit	(303,151)	(312,189)
Total liabilities and stockholders' deficit	$175,040	$169,295

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue
Services	$33,135	$26,872	$94,107	$77,370
Products	3,971	5,552	13,680	11,201
Total revenue	37,106	32,424	107,787	88,571
Costs and Expenses
Cost of services	27,472	25,740	83,676	65,818
Cost of products	3,207	3,459	12,152	9,525
General and administrative expenses	5,878	6,478	18,383	20,293
Amortization	1,370	2,144	4,406	6,727
Depreciation	3,548	2,368	9,960	7,199
Loss on sale of long-lived assets	296	415	844	1,048
Gain on sale of Transferred Assets	—	—	—	(39,715)
Total costs and expenses	41,771	40,604	129,421	70,895
(Loss) income from operations	(4,665)	(8,180)	(21,634)	17,676
Interest expense	(6,233)	(6,172)	(18,604)	(18,354)
Interest income	—	1	1	5
Loss before provision for income taxes	(10,898)	(14,351)	(40,237)	(673)
Provision for income taxes	(136)	(1,136)	(525)	(25)
Net loss	(11,034)	(15,487)	(40,762)	(698)
Redeemable Class A Preferred stock dividends	—	—	—	(4,564)
Redeemable Class C Preferred stock dividends	—	—	—	(1,630)
Convertible and redeemable Class E Preferred stock dividends	—	—	—	(502)
Convertible and redeemable Class F Preferred stock dividends	—	—	—	(14)
Redeemable Class G Preferred stock dividends	—	—	—	(19)
Net loss attributable to common stockholders	$(11,034)	$(15,487)	$(40,762)	$(7,427)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Number of Shares	$.01 par value	Number of Shares	$.01 par value	Additional paid-in- Capital	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2014	2,632,840	$26	976,880	$10	$71,564	$(383,789)	$(312,189)
Capital contribution	—	—	—	—	49,800	—	49,800
Net loss	—	—	—	—	—	(40,762)	(40,762)
Balances at September 30, 2015	2,632,840	$26	976,880	$10	$121,364	$(424,551)	$(303,151)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(40,762)	$(698)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	4,406	6,727
Depreciation	9,960	7,199
Amortization of deferred charges	1,651	1,638
Deferred income tax	403	22
Loss on sale of long-lived assets	844	1,048
Gain on sale of Transferred Assets	—	(39,715)
Change in operating assets and liabilities
Accounts receivable	2,307	(2,519)
Inventories	4,499	(5,137)
Prepaid expenses, notes receivable and other assets	(984)	(6,754)
Accounts payable	(3,223)	1,180
Accrued expenses	(3,320)	(3,180)
Customer deposits	(744)	(315)
Deferred revenue	(44)	832
Net cash used in operating activities	(25,007)	(39,672)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(22,167)	(8,601)
Capital expenditures, other	(912)	(927)
Proceeds from sale of property and equipment	30	116
Proceeds from sale of Transferred Assets	—	40,799
Change in restricted cash	—	2,000
Net cash (used in) provided by investing activities	(23,049)	33,387
Cash flows from financing activities
Proceeds from Revolving Credit Facility	4,000	5,500
Payments on capital leases and other obligations	(1,585)	(308)
Proceeds from related party notes	—	100
Capital contributions	49,800	71,564
Proceeds of issuance from common stock	—	36
Dividends paid on preferred stock	—	(27,281)
Redemption of preferred stock	—	(5)
Deferred charges	(68)	—
Net cash provided by financing activities	52,147	49,606
Net increase in cash	4,091	43,321
Cash and cash equivalents
Beginning of period	25,833	361
End of period	$29,924	$43,682
Supplemental Disclosures
Cash paid for interest	$22,267	$22,186
Cash paid for taxes	$380	$180

Noncash items
Capital expenditures in accounts payable	$492	$266
Acquisition of inventory through financing arrangements	$938	$1,211
Acquisition of equipment through capital leases	$—	$357
Dividends accrued on Class A preferred stock	$—	$(4,564)
Dividends accrued on Class C preferred stock	$—	$(1,630)
Dividends accrued on Class E preferred stock	$—	$(502)
Dividends accrued on Class F preferred stock	$—	$(14)
Dividends accrued on Class G preferred stock	$—	$(19)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Interface Security Systems Holdings, Inc. (“Holdings”) is a Delaware corporation. Holdings is a technology company engaged in the sale, provisioning, installation, monitoring and maintenance of physical security, secure managed broadband (“SMB”), and digital Voice over Internet Protocol (“VoIP”) based applications to commercial and residential customers throughout the United States. Holdings is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings' indirect parent company, Interface Grand Master Holdings, Inc. (“Grand Master”) on a fully diluted basis. Grand Master is the owner of 100% of the capital stock of Interface Master Holdings, Inc. (“Master Holdings”), the direct parent company of Holdings. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the “Company” or “Interface”.

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 30, 2015, and the results of operations for the three and nine months ended September 30, 2015 and 2014. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information; accordingly, certain information and footnote disclosures typically included in the Company’s annual financial statements have been condensed or omitted from this report. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”), which was filed with the SEC on March 31, 2015. Information presented as of December 31, 2014 is derived from audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Revision

During the third quarter of 2015, the Company identified that immaterial amounts of certain sales incentives and discounts provided to its customers were improperly recorded as cost of services instead of being recorded as a direct offset to services revenue. In accordance with Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition, these sales incentives and discounts should be recorded as an offset to revenues instead of being reported as a cost of services.

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior year consolidated financial statements. The accompanying consolidated statement of operations for the nine months ended September 30, 2015 includes a cumulative revision relating to these errors for the six months ended June 30, 2015 and were immaterial to the years previously reported.

These revisions did not have any effect on income (loss) from operations, net income (loss), cash flows, or non-GAAP reporting metrics nor did they affect the Company’s past compliance with debt covenants.

The following table compares previously reported service revenues, total revenues, cost of services, total costs and expenses to as adjusted amounts for the each of the three month periods ended March 31 and June 30, 2015 and the six months ended June 30, 2015:

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2015
	As Reported	Correction	As Adjusted

Services revenue	$32,869	$(4,340)	$28,529
Total revenue	38,302	(4,340)	33,962
Cost of services	32,915	(4,340)	28,575
Total costs and expenses	48,712	(4,340)	44,372

	Three Months Ended June 30, 2015
	As Reported	Correction	As Adjusted

Services revenue	$34,235	$(1,792)	$32,443
Total revenue	38,511	(1,792)	36,719
Cost of services	29,421	(1,792)	27,629
Total costs and expenses	45,070	(1,792)	43,278

	Six Months Ended June 30, 2015
	As Reported	Correction	As Adjusted

Services revenue	$67,104	$(6,132)	$60,972
Total revenue	76,813	(6,132)	70,681
Cost of services	62,336	(6,132)	56,204
Total costs and expenses	93,782	(6,132)	87,650

Going Concern

As of March 31, 2015, the Company could not provide assurance that it would achieve positive cash flow during high volume net new recurring monthly revenue (“RMR”) growth periods, produce sufficient cash flow to meet all of its obligations if it were to cease investing in creating new RMR and replacing attrition (“Steady State”) or that it could raise additional debt and/or equity capital. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

On June 30, 2015, the Company entered into a consent and fifth amendment to the Revolving Credit Facility (defined in Note 7) with Capital One, N.A. (“Capital One”) to permit, and in which Capital One consented to, certain events in connection with the establishment of Grand Master, as the owner of 100% of the capital stock of Master Holdings (“Grand Master Restructuring”). In connection with the restructuring, Grand Master closed a private placement of $67.0 million aggregate principal amount of unsecured notes on July 7, 2015. Also on July 7, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from the offering to fund the Company's growth initiatives. On June 30, 2015, the Company entered into a Master Services Agreement with a specialty retailer and distributor of professional beauty supplies, pursuant to which the Company will provide a fully-managed bundled services solution to approximately 4,200 locations. A portion of the net proceeds from the notes offering is expected to be used to fund the deployment of this contract, which is expected to be completed in February 2016. As a result of the capital contribution from Grand Master, management believes its near-term financial position has improved significantly since March 31, 2015 and sufficient liquidity exists to fund the deployment of the Master Services Agreement and pay the interest payments of $10.6 million due under the 9 1/4% Senior Secured Notes due 2018 (the “Notes”) in January 2016 and July 2016.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating Model and Liquidity

The Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on the Company as a whole. A majority of the Company’s revenues are generated within the United States and a majority of the Company’s long-lived assets are located primarily within the United States. Management evaluates performance and allocates resources based on the Company as a whole. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, management, maintenance and related services that generate profitable RMR. The Company makes a one-time investment in sales and installation cost to create new customers internally and this investment is generally not capitalized. The Company generates substantial operating losses as a result of expensing the majority of its investment in subscriber RMR growth.

The Company incurred net direct costs of $11.7 million and $12.9 million to create new RMR of $0.5 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and incurred net direct costs of $53.8 million and $28.0 million to create new RMR of $2.2 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively. The Company's cash used for operations for the three and nine months ended September 30, 2015 is primarily due to installation costs to create new RMR.

Security, technology and monitoring companies are generally valued based on a multiple of the RMR associated with the customer contracts and these multiples vary based on performance metrics, scale and market conditions. Management believes there is significant value created for the Company’s investors resulting from the steady growth in the Company’s RMR at historical investment levels. The Company has demonstrated historical increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. As of September 30, 2015, the Company is actively billing approximately $10.1 million of RMR and has a backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) totaling $1.7 million of which approximately $1.0 million is expected to be completed by the end of 2015.

Throughout the course of the Company’s history, it has been able to adjust the level of RMR growth and related investment based on the capital available. If the Company were to cease its internal growth strategy and enter Steady State, it would likely generate future positive cash flows that could be used to pay down its outstanding debt. Steady State is a non-GAAP financial metric often used by industry lenders, investment bankers, credit rating agencies and physical security companies to assess ongoing cash flow generating capabilities of a security company assuming the company invests only in acquiring new customers to offset attrition and maintain a steady base of RMR.

During high volume net new RMR growth periods, management cannot provide assurance that the Company will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could elect to operate in Steady State and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities spent in 2015 would be eliminated as well as other fixed overhead and operating costs associated with installing new RMR and Contracted Backlog.

In March 2015, the Company received a waiver from Capital One for any default under its Revolving Credit Facility (defined in Note 7) resulting from the going concern emphasis in the audit report for the year ended December 31, 2014. The Company also entered into a fourth amendment to the Revolving Credit Facility increasing the facility from $45.0 million to $50.0 million. The Company had $36.0 million drawn and $13.8 million available for borrowing under its Revolving Credit Facility at September 30, 2015. See Note 7.

The Company used $25.0 million and $39.7 million of cash for operations for the nine months ended September 30, 2015 and 2014, respectively, and had positive working capital of $26.2 million as of September 30, 2015 and $20.0 million as of December 31, 2014. In addition, as of September 30, 2015, the Company had $266.0 million of total indebtedness. The Company expects to use its cash on hand for operations during the remainder of 2015.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Inventories

Inventories consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Products	$10,012	$10,279
Work-in-process	8,082	11,376
	$18,094	$21,655

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

4. Property and Equipment

Property and equipment consists of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Subscriber system assets	$56,807	$36,880
Equipment	3,208	2,809
Software	2,833	2,817
Vehicles	969	1,125
Furniture and fixtures	770	543
Leasehold improvements	979	933
	65,566	45,107
Less: Accumulated depreciation	(25,321)	(17,389)
	$40,245	$27,718

Depreciation expense was $3.5 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively, and $10.0 million and $7.2 million for the nine months ended September 30, 2015 and 2014, respectively.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets

Intangible assets are recorded at cost or fair value if acquired in a purchase business combination and consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Alarm monitoring contracts	$37,999	$58,044
Internally developed software	4,347	4,347
Other	15	15
	42,361	62,406

Less Accumulated amortization for:
Alarm monitoring contracts	(19,370)	(35,662)
Internally developed software	(3,053)	(2,400)
Other	(13)	(12)
	(22,436)	(38,074)
	$19,925	$24,332

Amortization of intangible assets was $1.4 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, and $4.4 million and $6.7 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization of intangible assets for the following five years, as of September 30, 2015, is as follows (in thousands):

Three months ending December 31, 2015	$1,070
2016	4,149
2017	2,855
2018	1,995
2019	1,907
2020	1,877

During the first quarter of 2015, the Company approved a software development plan to replace and discontinue the use of the internally developed software acquired during the merger of Westec Acquisition Corp. in March 2012. The Company determined in July 2015 that the new software became a viable solution and plans to discontinue the use of the acquired software in early 2016. As a result of the Company's decision to discontinue the use of the acquired long-term asset, the Company reduced its estimated useful life of internally developed software from 5 to 4 years.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses

Accrued expenses consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Interest	$4,598	$9,896
Payroll and benefit related accruals	3,945	3,885
Taxes	1,927	1,233
Other	2,444	1,887
	$12,914	$16,901

7. Long-Term Debt

Long-term debt consists of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Notes	$230,000	$230,000
Revolving line of credit	36,000	32,000
	$266,000	$262,000

The Company maintains a Revolving Credit Facility with Capital One, senior to the Notes (as amended, the “Revolving Credit Facility”) which allows the Company to borrow the lesser of $50.0 million or up to 5 times RMR. The Revolving Credit Facility matures on January 15, 2018 and had $36.0 million drawn and availability of $13.8 million at September 30, 2015. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the available borrowing capacity. As of September 30, 2015 and December 31, 2014, the Company had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of September 30, 2015, the interest rate is 3.75%. The Revolving Credit Facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of at least 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross RMR attrition rate of 13.0% at any time. The Revolving Credit Facility is secured by a first priority perfected lien on substantially all of the same assets that secure the Notes on a second priority basis. The Revolving Credit Facility also provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of September 30, 2015, the Company was in compliance with all of the restrictive and financial covenants.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Based upon outstanding indebtedness as of September 30, 2015, aggregate annual maturities on the total borrowings under all debt agreements as of September 30, 2015 are as follows (in thousands):

Year	Amount

2015	$—
2016	—
2017	—
2018	266,000
2019	—
$266,000

At September 30, 2015, the Notes traded at a range of $101.00 to $102.00 based upon available market information. The range of the estimated fair value of the Notes was $232.3 million to $234.6 million as of September 30, 2015 and $230.0 million to $234.6 million as of December 31, 2014. Due to their infrequency of trades, the Notes are considered to be Level 2 inputs of the valuation hierarchy. The carrying amount of debt outstanding under the Revolving Credit Facility approximates fair value as interest rates on these borrowings approximate terms currently offered to the Company, which are considered Level 2. The Company does not have any assets categorized as Level 1 or Level 3 in the fair value hierarchy and there were no transfers made into or out of the Company's Level 2 financial assets during the three and nine months ended September 30, 2015 and 2014. See Note 8.

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Deferred charges consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Deferred financing fees	$10,989	$10,921
Accumulated amortization	(5,917)	(4,267)
	$5,072	$6,654

Amortization of deferred financing costs was $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively, which is included in interest expense in the accompanying unaudited consolidated statement of operations.

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

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

9. Income Taxes

The Company recognized income tax expense of $0.1 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and income tax expense of $0.5 million and $0.03 million for the nine months ended September 30, 2015 and 2014, respectively, resulting in an effective tax rate of (1.25)% and (7.92)% for the three months ended September 30, 2015 and 2014, respectively, and (1.31) % and (3.79)% for the nine months ended September 30, 2015 and 2014, respectively. In each period, income tax expense includes i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities. In addition, the Company determines its estimated annual effective tax rate based on its projected operating losses for the year and applies this rate to each period in accordance with requirements for accounting for income taxes under ASC 740-270.

10. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 is comprised of the Company’s Class A, Class C, and Class E preferred stock, including accrued dividends. In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock, Class F preferred stock and part of the Company’s Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Notes. Upon adoption of the Company’s amended and restated certificate of incorporation on May 29, 2014, each class of preferred stock ceased accruing dividends.

In July 2015, in connection with the Grand Master Restructuring, stockholders of Master Holdings exchanged all of their shares of each class of common stock and each class of preferred stock of Master Holdings for an equal number of shares of common stock and preferred stock of Grand Masters with substantially similar terms as the shares of Master Holdings. As a result, Grand Masters now owns 100% of the common stock and preferred stock of Master Holdings. There was no change in mezzanine equity from December 31, 2014.

11. Stockholders’ Equity

Holdings’ amended and restated certificate of incorporation authorizes 3,000,000 shares of Class A common stock with a par value of $0.01 per share, and 1,500,000 shares of Class B common stock with a par value of $0.01 per share. See consolidated statement of changes in stockholder’s deficit for details of shares issued and outstanding. In addition, each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the stockholder.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12. Lease Commitments and Other Obligations

Operating Leases

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and vehicles with terms of one year or greater. At September 30, 2015, the future minimum rental payments required under such leases are as follows (in thousands):

Three months ending December 31, 2015	$755
2016	2,367
2017	1,583
2018	1,008
2019 and thereafter	3,740
$9,453

Rental expense for equipment, building rent, computer systems and vehicles for the three months ended September 30, 2015 and 2014 was $1.4 million and $1.5 million, respectively, and rental expense for the nine months ended September 30, 2015 and 2014 was $5.3 million and $4.3 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At September 30, 2015, the future minimum lease payments under such leases are as follows (in thousands):

Three months ending December 31, 2015	$77
2016	240
2017 and thereafter	9
326
Less: current portion	(291)
$35

Capital leases for equipment had a book value of $2.1 million and $2.2 million and accumulated depreciation of $1.6 million and $1.5 million at September 30, 2015 and December 31, 2014, respectively.

The Company has entered into financing arrangements for the purchase of inventory. The financing arrangements are non-interest bearing and range from 24 to 36 months in duration. The total amount of these borrowings, including current portion, was $3.4 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively. The current portion of these borrowings was $2.8 million and $1.8 million at September 30, 2015 and December 31, 2014, respectively. The imputed interest on the financing arrangements was not significant based on the lender's borrowing rate.

Purchase Obligations

The Company purchases service components from a variety of providers and enters into agreements with suppliers that either allow them to procure components based upon criteria as defined by the Company or that establish the parameters defining the Company’s requirements. These agreements are cancelable without a significant penalty, and with short notice, typically 30 days. Consequently, purchase commitments arising from these agreements that are cancelable upon notice and without significant penalties are not included in contractual obligations.

13. Concentrations of Credit Risk and Significant Customers

The Company provides services and sells its products to a wide range of customers including commercial businesses and private residences. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company had concentrations of credit risk with two customers, representing 22.2% and 15.9%, respectively, of total revenues for the three months ended September 30, 2015 and 18.1% and 16.5%, respectively, of total revenues for the nine months ended September 30, 2015. The associated accounts receivable from these two customers as a percentage of the Company’s accounts receivable, net, were 7.4% and 21.1%, respectively, as of September 30, 2015. For the three months ended September 30, 2014, the Company's two largest customers accounted for 18.4% and 7.5%, respectively, of total revenues and 19.4% and 3.6%, respectively, for the nine months ended September 30, 2014. The associated accounts receivable from these two customers accounted for 17.5% and 16.9%, respectively, of the Company’s total accounts receivable, net, as of December 31, 2014.

The Company had significant concentrations of purchases with three vendors that totaled $3.5 million, $2.4 million and $2.2 million for the three months ended September 30, 2015, respectively. Purchases from these vendors represented 8.5%, 5.7% and 5.3% of the Company's total vendor purchases for the three months ended September 30, 2015, respectively. For the nine months ended September 30, 2015, the Company had significant concentration of purchases with three vendors that totaled $16.8 million, $7.6 million and $6.0 million, respectively. Purchases from these vendors represented 15.7%, 7.1% and 5.6% of the Company's total vendor purchases for the nine months ended September 30, 2015, respectively. The Company had an accounts payable balance associated with these three vendors of $2.3 million, $2.3 million and $1.1 million, respectively, at September 30, 2015.

For the three months ended September 30, 2014, the Company had significant concentrations of purchases with three vendors that totaled $4.5 million, $3.1 million and $1.7 million, respectively. Purchases from these vendors represented 15.9%, 11.0% and 6.1% of the Company's total vendor purchases for the three months ended September 30, 2014, respectively. For the nine months ended September 30, 2014, the Company had significant concentration of purchases with three vendors that totaled $7.6 million, $7.5 million and $4.0 million, respectively. Purchases from these vendors represented $10.4%, 10.3% and 5.4% of the Company's total vendor purchases for the nine months ended September 30, 2014, respectively. The Company had an accounts payable balance associated with these three vendors of $2.8 million, $3.0 million and $0.6 million, respectively, at December 31, 2014. The Company continues to maintain strong relationships with other vendors in the industry and has the ability to purchase the necessary equipment and services from these other vendors to continue its operations, if needed.

14. Related Party

Management Agreement

In April 2010, the Company entered into a Management Services Agreement (the “Management Agreement”) with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company pays SunTx Management, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for the senior notes issued by Master Holdings, the Company is permitted to make payments to SunTx Management under the Management Agreement (not to exceed $150,000 in any fiscal quarter), if among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness, pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to incur such $1.00 of additional indebtedness for the trailing four quarters ended September 30, 2015 and therefore, no fees were paid to SunTx Management during the period from September 2014 to September 2015. The Company reimbursed SunTx Management expenses of $0.2 million for the nine months ended September 30, 2014.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Related Party Transactions

In March 2014, the Company entered into a settlement and advance agreement with a former senior executive employee of the Company and current shareholder of Grand Master (the “Former Employee”). The agreement releases all current and future claims against the Company in return for a non-interest bearing loan of $500,000 to the Former Employee. The loan is secured by a promissory note and a pledge agreement securing 50% of the 2,074.02 shares of Grand Master's common stock (representing 7.0% of the total outstanding common stock) owned by the Former Employee.

15. Contingencies

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would materially adversely affect the Company's business, financial position, results of operations or liquidity.

16. Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. Application of this new accounting guidance will result in the reclassification of the Company's debt issuance costs. The Company had $3.9 million and $5.2 million of unamortized debt issuance costs classified within deferred charges which would be reclassified as a direct deduction from the carrying amount of long-term debt at September 30, 2015 and December 31, 2014, respectively. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU 2015-03, as amended by ASU 2015-15, is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) deferring by one year the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) until reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the standard to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early application permitted, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact that adopting ASU 2014-09 will have on its consolidated financial statements and footnote disclosures.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory, excluding inventory measured using the last-in, first-out or retail inventory methods. The guidance specifies that inventory currently measured at the lower of cost or market, where market could be determined with different methods, should now be measured at the lower of cost or net realizable value. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

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

17. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing and has determined that there have been no subsequent events for which disclosure is required.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Interface Security Systems Holdings, Inc. (“Holdings”) is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”). SunTx Capital Partners owns approximately 88% of the voting power of Holdings' indirect parent company, Grand Master Holdings, Inc. (“Grand Master”), on a fully diluted basis. On June 30, 2015, we entered into a consent and fifth amendment to the Credit Agreement, dated as of January 18, 2013 (as amended the “Revolving Credit Facility”) with Capital One, N.A. (“Capital One”) to permit, and in which Capital One consented to, certain events in connection with the establishment of Grand Master, as the owner of 100% of the capital stock of Interface Master Holdings, Inc. (“Master Holdings”), the direct parent company of Holdings. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the “Company,” “Interface” “we,” “our,” or “us”.

Business Overview

We are a recognized leader and pioneer in the Internet Protocol (“IP”) Bundled Managed Service Industry enabling our primarily large, commercial, multi-site customers to Simplify To The Power of One® by combining both physical and network security solutions into one highly-efficient, managed, integrated service bundle. We believe that our IP managed security solutions are the most comprehensive in the market. Our physical security solutions include alarm / event monitoring, interactive video surveillance and analytics, managed access control and fire / life safety systems. Our secured network services include secure managed broadband (“SMB”), payment card industry (“PCI”) compliance, digital Voice over Internet Protocol (“VoIP”) and other ancillary services. Our comprehensive service offerings are designed to meet the needs of commercial enterprises that require a standardized and secure IP platform capable of servicing all of their distributed locations. We combine a complete suite of customized physical and network security services into a fully-integrated bundle, enabling our customers to consolidate services from multiple vendors into one single service provider, which significantly enhances the quality and breadth of their security while also reducing their costs.

Our physical security platform is delivered utilizing state-of-the-art IP technology, which enables our alarm / event monitoring to be faster, more reliable and less expensive than digital dialer systems that require a separate phone line. In addition, our experienced engineering team is able to program the routers on these IP systems to optimize our alarm monitoring and interactive video surveillance services by proactively managing bandwidth within our customers’ networks to ensure continuity of all critical business systems. Our proprietary video surveillance technology allows for remote monitoring from our central command center (“C3”) where highly trained specialists monitor real-time events taking place at a customer premise through both live video and audio and take appropriate action. We believe our proprietary video surveillance technology provides the most cost effective system in the market allowing operators to simultaneously monitor events at multiple customer locations. The unique features of this system include video verification, rapid response, video escorts and snapshot audits. These services, along with our other ancillary IP security applications, are delivered over a custom-configured private, secured network to meet the requirements of our customer’s existing technology platform and infrastructure. We are able to continuously monitor the health of each customer’s network remotely through our 24/7/365 Secure Operations Center (“SOC”) / Network Operations Center (“NOC”). The proprietary software currently being utilized in the C3 will be improved and integrated into the current alarm monitoring software used in the SOC. The consolidation of C3 and SOC monitoring software platforms will provide numerous operational benefits, including a central database for all monitored customers at both the C3 and SOC with fully redundant monitoring capabilities, improved disaster recovery and load-sharing capability between the two monitoring centers. We believe this initiative will improve operating efficiencies and customer satisfaction.

We design and install all of the required equipment and software for our bundled service offering, and we custom engineer this equipment and services for each customer's specific applications and needs. We deliver these products as part of a long-term managed services contract that includes event monitoring, system support and maintenance (average new contracted term is four years). With over 17 years of experience in the security industry, we understand the importance and urgency associated with monitoring and servicing life safety, burglary and other emergency response systems and we apply that same attention to all of the IP solutions that we provide as part of our bundled service offering. We continually evaluate the viability of additional managed services that could further leverage our existing technology platform and enhance our customer offerings. As evidence of this effort, we have recently expanded our managed services to include energy management and Bluetooth, low-energy beacon proximity technology, creating new recurring monthly revenue (“RMR”) opportunities with our customers. Our energy management service provides customers with the ability to monitor, control and conserve energy usage while reducing their energy bills. We have also recently introduced software-based retail and video analytics to our managed services that can be combined with the beacon proximity technology, enabling our customers to analyze both employee and shopper behavior, in real-time, to enable the automation and optimization of marketing campaigns. Interface is a single source, turnkey provider, safely integrating our customers’ security and network needs into one highly reliable and cost effective services bundle. With our ongoing investments in new product developments and broad North American infrastructure, we are uniquely equipped to meet the rapidly changing technology demands of today’s retail, commercial and small business enterprises.

Our diverse customer base includes large multi-site commercial enterprises in the luxury retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Sunoco, Panda Express, DineEquity (Applebee's Bar & Grill and IHOP Restaurants), Brinker (Chili's Bar & Grill), La Quinta Inn & Suites and Edward Jones Investments. As of September 30, 2015, our top ten customers accounted for 62.9% of our total RMR with an average relationship length of six years. As of September 30, 2015, we serviced approximately 81,200 total customer sites across our customer base through our 15 regional service centers and employee field technicians in most of the largest markets in the U.S. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long-term contracts make our customer relationships stable and “sticky” with an average relationship length of 10 years. In addition, we have established a sales and installation infrastructure capable of acquiring and managing large‑scale, national account deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have mutually‑beneficial "ecosystem" channel partnership agreements in place with companies such as Cisco Systems, Inc., Verizon Wireless, Honeywell International, Inc. and CradlePoint, Inc. to expand our national sales reach at minimal incremental cost. We have demonstrated the ability to manage large‑scale deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011 and the rollout for Family Dollar of over 8,000 store locations in 2014 and 2015.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. Management evaluates performance and allocates resources based on the business as a whole. For the three and nine months ended September 30, 2015, approximately 81.2% and 82.3%, respectively, of our revenue is derived from customers who sign long-term monitoring and maintenance contracts. These long-term contracts, typically between 36 and 60 months in duration, provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through fees for the installation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales and engineering costs and general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial, multi-site customers, we believe we have a lower than industry average creation cost to acquire a new customer (“creation cost”), which in turn provides high margin RMR and higher than industry average RMR per user, commonly referred to as average revenue per user (“ARPU”) generated from our monitoring and managed services.

We market our services through direct sales channels and in partnerships with select vertical marketing organizations. We primarily focus on industry verticals where there is a significant base of national accounts with multi-site operations, both company operated and franchised. Our focus on large, established, national customers helps reduce our exposure to attrition as a result of locations closing or customers going out of business.

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

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market and cross‑selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of September 30, 2015 and September 30, 2014, approximately 47.9% and 37.7%, respectively, of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $124.70 as of September 30, 2015 from $102.08 at September 30, 2014, an increase of 22.2%, primarily due to the increase in new sites with bundled services that were installed during the period.

The table below presents our RMR and average net attrition data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Beginning	$9,793,586	$7,388,928	$8,449,126	$8,411,787
New and Acquired	509,945	587,939	2,240,790	918,450
Sold	—	—	—	(918,387)
Canceled	(183,314)	(191,777)	(569,699)	(626,760)
Ending	$10,120,217	$7,785,090	$10,120,217	$7,785,090

End of period total customer sites	81,159	76,264	81,159	76,264
Average net attrition rate	6.7%	9.1%	7.3%	10.4%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. The increase in organic RMR sales for nine months ended September 30, 2015 has contributed to higher backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) as compared to same period in 2014. We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady, significant flow of new RMR through the year ending December 31, 2015 and beyond. As of September 30, 2015, our sales pipeline was $24.3 million of RMR. For the nine months ended September 30, 2015, we have added $2.2 million of RMR to Contracted Backlog from our RMR sales pipeline. We are actively billing approximately $10.1 million of RMR and have $1.7 million of Contracted Backlog of which approximately $1.0 million is expected to be installed by the year ending December 31, 2015. Our installation revenue Contracted Backlog was $12.9 million as of September 30, 2015.

The creation cost includes fixed costs of sales engineering, product development, marketing, sales overhead and operational overhead. Higher RMR installed during a period can reduce the creation cost by spreading the allocated fixed costs over a larger pool of RMR. The creation cost of new RMR increased for the three months ended September 30, 2015 to 27.7x as compared to 27.5x for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the creation cost decreased to 27.3x from 41.4x for the nine months ended September 30, 2014 as a result of the absorption of fixed direct costs over higher new RMR installed during the period. During the nine months ended September 30, 2015, we added more new RMR from existing customers' new store activity or RMR upgrades than our total gross attrition for the same period. The creation multiple related to existing customers' new RMR is lower than the creation multiple from new customer RMR.

How We Generate Revenue

Our primary source of revenue is recurring services revenue, generated through monitoring, management, maintenance services provided to our customers in accordance with their customer contracts. Recurring services for our customers are billed in advance, primarily monthly, pursuant to the terms of customer contracts. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized in the period that these services are provided.

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

Costs and Expenses

Cost of Services and Products. Cost of services and products represent the cost of providing services and products to our customers. Cost of services includes costs associated with installation, service calls for customers who have maintenance contracts, costs of monitoring, central station expense, selling and marketing expense and the maintenance / repair of existing systems. Cost of products include direct materials utilized in the installation of new systems along with wire, disposable stock and costs to deliver products.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, accounts receivable and allowances, goodwill and indefinite-lived intangible assets, long-lived assets and intangible assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended September 30, 2015, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies. Critical accounting policies are detailed in the Company's 2014 Annual Report on Form 10-K.

Results of Operations

During the third quarter of 2015, we identified that immaterial amounts of certain sales incentives and discounts provided to its customers were improperly recorded as cost of services instead of being recorded as a direct offset to services revenue. In accordance with Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition, these sales incentives and discounts should be recorded as an offset to revenues instead of being reported as a cost of services.

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, we concluded that the errors were not material to any of its prior year consolidated financial statements. The accompanying consolidated statement of operations for the nine months ended September 30, 2015 includes a cumulative revision relating to these errors for the six months ended June 30, 2015 and were immaterial to the years previously reported.

These revisions did not have any effect on income (loss) from operations, net income (loss), cash flows, or non-GAAP reporting metrics nor did they affect our past compliance with debt covenants.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

	Three Months Ended September 30,		Percent Change
	2015	2014

Revenue
Services	$33,135	$26,872	23.3%
Products	3,971	5,552	(28.5)%
Total revenue	37,106	32,424	14.4%

Cost and Expenses
Cost of services	27,472	25,740	6.7%
Cost of products	3,207	3,459	(7.3)%
General and administrative expenses	5,878	6,478	(9.3)%
Amortization	1,370	2,144	(36.1)%
Depreciation	3,548	2,368	49.8%
Loss on sale of long-lived assets	296	415	(28.7)%
Total costs and expenses	41,771	40,604	2.9%
Loss from operations	(4,665)	(8,180)	(43.0)%
Interest expense	(6,233)	(6,172)	1.0%
Interest income	—	1	*
Loss before provision for income taxes	(10,898)	(14,351)	(24.1)%
Provision for income taxes	(136)	(1,136)	*
Net loss	$(11,034)	$(15,487)	(28.8)%
________________________
*Not meaningful

Revenue

Total revenue increased $4.7 million, or 14.4%, to $37.1 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. ARPU increased by $22.62, or 22.2%, as of September 30, 2015 compared to September 30, 2014.

Services revenue increased $6.3 million, or 23.3%, to $33.1 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The increase was due primarily to an increase of $7.3 million in services revenue from RMR growth and higher ARPU in the trailing twelve months offset by a $1.6 million decrease from non-RMR services revenue related to lower installations during the three months ended September 30, 2015 compared to the same period in 2014.

Products revenue decreased $1.6 million, or 28.5%, to $4.0 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014 due primarily to a decrease of $1.5 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Total cost and expenses increased $1.2 million, or 2.9%, to $41.8 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014, primarily related to the changes discussed below.

Cost of services increased $1.7 million, or 6.7%, to $27.5 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The increase in cost of services is due to a $2.7 million increase in monitoring and managed service expense and a $1.1 million increase in wages and subcontractor labor offset by a $1.3 million decrease in provisioning and customer transfer costs, a $0.4 million decrease in other operating expenses and a $0.3 million decrease in service materials related to maintenance agreements. Cost of services may be higher than services revenue during high growth periods due to non-product sales and installation costs related to new RMR installations. For the three months ended September 30, 2015, the cost of servicing ending RMR of $10.1 million compared to $7.8 million of ending RMR for the same period in 2014 and installation service costs were higher related to the installation of $0.5 million of RMR during the three months ended September 30, 2015.

Cost of products decreased $0.3 million, or 7.3%, to $3.2 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The decrease in cost of products is related to a decrease in installation materials, net of capitalized installation materials, of $1.1 million associated with lower installation revenue and new RMR added during the three months ended September 30, 2015 and an increase in maintenance material costs of $0.8 million.

General and administrative expenses decreased $0.6 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The decrease is related to a $0.4 million decrease in legal and accounting fees and other costs related to the registration statement on Form S-4 filed in 2014, a $0.3 million decrease in administrative wages and a $0.3 million decrease in professional fees offset by an increase in bad debt expense of $0.3 million and a $0.1 million increase in accrued management fees that are not currently payable.

Amortization expense decreased $0.8 million, or 36.1%, to $1.4 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The decrease was primarily due to acquired alarm monitoring accounts reaching the end of their amortizable life as of September 30, 2015.

Depreciation expense increased $1.2 million, or 49.8%, to $3.5 million for the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. The increase was primarily due to the net addition of new subscriber system assets of $3.7 million during the three months ended September 30, 2015.

Interest Expense

Interest expense remained relatively flat at $6.2 million for the three months ended September 30, 2015 as compared to $6.2 million for the three months ended September 30, 2014.

Provision for Income Taxes

Provision for income taxes decreased $1.0 million to a net tax expense of $0.1 million for the three months ended September 30, 2015 as compared to $1.1 million for the three months ended September 30, 2014. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate decreased from (7.92)% for the three months ended September 30, 2014 to (1.25)% at three months ended September 30, 2015. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss decreased $4.5 million to $11.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily as a result of the factors described above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2015

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

	Nine Months Ended September 30,		Percent Change
	2015	2014

Revenue
Services	$94,107	$77,370	21.6%
Products	13,680	11,201	22.1%
Total revenue	107,787	88,571	21.7%

Cost and Expenses
Cost of services	83,676	65,818	27.1%
Cost of products	12,152	9,525	27.6%
General and administrative expenses	18,383	20,293	(9.4)%
Amortization	4,406	6,727	(34.5)%
Depreciation	9,960	7,199	38.4%
Loss on sale of long-lived assets	844	1,048	(19.5)%
Gain on sale of Transferred Assets	—	(39,715)	*
Total costs and expenses	129,421	70,895	*
(Loss) income from operations	(21,634)	17,676	*
Interest expense	(18,604)	(18,354)	1.4%
Interest income	1	5	*
Loss before provision for income taxes	(40,237)	(673)	*
Provision for income taxes	(525)	(25)	*
Net loss	$(40,762)	$(698)	*
________________________
*Not meaningful

Revenue

Total revenue increased $19.2 million, or 21.7%, to $107.8 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. ARPU increased by $22.62, or 22.2%, as of September 30, 2015 compared to September 30, 2014.

Services revenue increased $16.7 million, or 21.6%, to $94.1 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The increase was due primarily to an increase of $13.7 million in services revenue from RMR growth and higher ARPU and a $3.0 million increase from non-RMR services revenue.

Products revenue increased $2.5 million, or 22.1%, to $13.7 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014 due primarily to an increase of $2.4 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Excluding the gain on sale of certain assets related to our Hawk Security Services brand in January 2014 (the “Transferred Assets”) during the nine months ended September 30, 2014, total cost and expenses increased $18.8 million, or 17.0%, to $129.4 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014, primarily related to the changes discussed below.

Cost of services increased $17.9 million, or 27.1%, to $83.7 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The increase in cost of services is due to a $8.6 million increase in monitoring and managed service expense, a $8.5 million increase in wages and subcontractor labor, a $0.4 million increase in provisioning and customer transfer costs and a $0.2 million increase in other operating expenses. Cost of services may be higher than services revenue during high growth periods due to non-product sales and installation costs related to new RMR installations. For the nine months ended September 30, 2015, the cost of servicing ending RMR of $10.1 million compared to $7.8 million of ending RMR for the same period in 2014 and installation service costs were higher related to the installation of $2.2 million of RMR during the nine months ended September 30, 2015.

Cost of products increased $2.6 million, or 27.6%, to $12.2 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The increase in cost of products is related to an increase in installation materials, net of capitalized installation materials, of $2.3 million associated with higher installation revenue and new RMR added during the nine months ended September 30, 2015 and an increase in maintenance material costs of $0.4 million.

General and administrative expenses decreased $1.9 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The decrease is related to $2.6 million in lower transaction fees and other costs related to the sale of the Transferred Assets in 2014 and a decrease in administrative wages by $0.9 million primarily offset by an increase in bad debt expense of $0.8 million, an increase in accrued management fees of $0.5 million and an increase in property taxes of $0.3 million.

Amortization expense decreased $2.3 million, or 34.5%, to $4.4 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The decrease was primarily due to acquired alarm monitoring accounts reaching the end of their amortizable life as of September 30, 2015.

Depreciation expense increased $2.8 million, or 38.4%, to $10.0 million for the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. The increase was primarily due to the net addition of new subscriber system assets of $22.2 million.

Interest Expense

Interest expense remained relatively flat at $18.6 million for the nine months ended September 30, 2015 as compared to $18.4 million for the nine months ended September 30, 2014.

Provision for Income Taxes

Provision for income taxes increased $0.5 million to a net tax expense of $0.5 million for the nine months ended September 30, 2015 as compared to $0.03 million for the nine months ended September 30, 2014. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate decreased from

(3.79)% at nine months ended September 30, 2014 to (1.31)% for the nine months ended September 30, 2015. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Excluding the gain on sale of Transferred Assets during the nine months ended September 30, 2014, net loss increased $0.4 million to $40.8 million for the nine months ended September 30, 2015 compared to $40.4 million for the nine months ended September 30, 2014 primarily as a result of the factors described above.

Non-GAAP Financial Measures

We use certain financial measures, including EBITDA and Adjusted EBITDA, as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. These measures are used in the internal management of our business, along with the most directly comparable GAAP financial measures, in evaluating our operating performance. In addition, our presentation of Adjusted EBITDA is consistent with the equivalent measurements that are contained in the Revolving Credit Facility and the indenture governing our 9 1/4% Senior Secured Notes due 2018 (the “Notes”). We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Adjusted EBITDA in the same manner.

EBITDA represents net (loss) income attributable to Holdings before interest expense, interest income, income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted for gain or loss of sale of long-lived assets, gain on sale of the Transferred Assets, accrued but not currently payable management fees, sales and installation costs, net of sales and installation revenue, related to organic RMR growth, plus 50% of non-capitalized corporate and service center administrative costs related to organic RMR growth, less capitalized subscriber system assets. Our calculation of Adjusted EBITDA does not include any adjustments for expenses related to the sale of the Transferred Assets, financing of the Revolving Credit Facility or costs of preparing for the registration and exchange of the Notes, each of which occurred in 2014. These expenses for the three and nine months ended September 30, 2014 were $0.4 million and $2.6 million, respectively.

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

The following table sets forth a reconciliation of net loss attributable to Interface Security Systems Holdings, Inc. to EBITDA and EBITDA to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(11,034)	$(15,487)	$(40,762)	$(698)
Provision for income taxes	136	1,136	525	25
Interest expense	6,233	6,172	18,604	18,354
Interest income	—	(1)	(1)	(5)
Depreciation	3,548	2,368	9,960	7,199
Amortization	1,370	2,144	4,406	6,727
EBITDA	253	(3,668)	(7,268)	31,602
Loss on sale of long-lived assets	296	415	844	1,048
Gain on sale of Transferred Assets	—	—	—	(39,715)
Accrued management fees (a)	125	—	667	—
Sales and installation expense (b)	17,148	21,276	68,944	44,499
50% of overhead expenses (c)	2,877	3,238	8,858	10,042
Capitalized expenditures, subscriber system assets (d)	(3,880)	(5,122)	(22,450)	(8,256)
Sales and installation revenue (e)	(5,465)	(8,349)	(15,144)	(16,460)
Adjusted EBITDA	$11,354	$7,790	$34,451	$22,760
________________________

(a)	Reflects fees under the Management Services Agreement with SunTx Capital Management Corp., the general partner of SunTx Capital Partners that are accrued but not currently payable.

(b)	Reflects sales and installation costs related to organic RMR growth.

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

Adjusted EBITDA increased 45.8% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily a result of an increase in organic RMR installations contributing to a higher RMR service margin contribution as compared to 2014. Adjusted EBITDA increased 51.4% for the nine months ended September 30, 2015 compared to the three months ended September 30, 2014. The increase was primarily a result of an increase in organic RMR installations contributing to a higher RMR service margin contribution as compared to 2014.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary sources of liquidity are cash on hand and the Revolving Credit Facility. As of September 30, 2015, we had cash on hand of $29.9 million and $13.8 million of available borrowing capacity under our Revolving Credit Facility. We had positive working capital of $26.2 million as of September 30, 2015 and $20.0 million as of December 31, 2014. We used $25.0 million and $39.7 million of cash to fund our operations for the nine months ended September 30, 2015 and 2014, respectively.

As of October 31, 2015, we had cash on hand of $27.9 million and $13.8 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand and current borrowing availability as of October 31, 2015, we expect to have sufficient funds to pay the interest payments of $10.6 million due under the Notes in January 2016 and July 2016.

We incurred net direct costs of $11.7 million and $12.9 million to create new RMR of $0.5 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and incurred net direct costs of $53.8 million and $28.0 million to create new RMR of $2.2 million and $0.9 million for the nine months ended September 30, 2015 and 2014, respectively. The net direct costs, including the portion of equipment costs capitalized as subscriber system assets, was $7.8 million and $7.8 million for the three months ended September 30, 2015 and 2014, respectively, and $31.3 million and $19.8 million for the nine months ended September 30, 2015 and 2014, respectively. Our cash used for operations for the nine months ended September 30, 2015 and 2014 is primarily due to installation costs to create new RMR.

Management believes there is significant value created for our investors resulting from the steady growth in our RMR at historical investment levels. We have demonstrated historical increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. We also believe this enhances our ability to service debt obligations. As of September 30, 2015, we are actively billing approximately $10.1 million of RMR and have $1.7 million of RMR in Contracted Backlog of which approximately $1.0 million is expected to be completed by the end of 2015.

As of March 31, 2015, management could not provide assurance that we would achieve positive cash flow during high volume net new RMR growth periods, that that no longer investing in creating new RMR and replacing attrition (“Steady State”) would produce sufficient cash flow to meet all of our obligations or that we could raise additional debt and/or equity capital. These factors raised substantial doubt about our ability to continue as a going concern.

On June 30, 2015, we entered into a consent and fifth amendment to the Revolving Credit Facility with Capital One, to permit, and in which Capital One consented to, certain events in connection with the establishment of Grand Master, as the owner of 100% of the capital stock of Master Holdings, the direct parent company of the Company. In connection with the restructuring, Grand Master closed a private placement of $67.0 million aggregate principal amount of unsecured notes on July 7, 2015. Also on July 7, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from the offering to fund the Company's growth initiatives. On June 30, 2015, we entered into a Master Services Agreement with a specialty retailer and distributor of professional beauty supplies, pursuant to which we will provide a fully-managed bundled services solution to approximately 4,200 locations. A portion of the net proceeds from the notes offering is expected to be used to fund the deployment of this contract, which is expected to be completed by February 2016. As a result of the contribution from Grand Master, management believes its near-term financial position has improved significantly since March 31, 2015 and sufficient liquidity exists to fund the capital needs of the new customer and pay the January 2016 and July 2016 interest payments of $10.6 million due under the Notes in January 2016 and July 2016.

During high volume net new RMR growth periods, management cannot provide assurance that we will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could enter into Steady State and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2015 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and 2015 RMR Contracted

Backlog. However, we do not believe it is necessary to operate in Steady State and that we will produce sufficient cash flow to meet all of our debt obligations for at least the next twelve months. During the nine months ended September 30, 2015, we added more new RMR from existing customers new store activity or RMR upgrades than our total gross attrition for the same period creating a structure to replace attrition at a lower cost of new RMR if we were to operating in Steady State. Management believes that our current capital resources are adequate to continue operations, maintain our business strategy and steadily grow RMR for the next twelve months. Based on our current cash projections which includes our expected continued investment in RMR growth activities through the end of 2015 from the current Contracted Backlog of $1.7 million which will begin to generate additional cash flows from contracted RMR revenues during 2015 and beyond.

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2015	2014

Net cash used in operating activities	$(25,007)	$(39,672)
Net cash (used in) provided by investing activities	(23,049)	33,387
Net cash provided by financing activities	52,147	49,606

Cash Flows from Operating Activities

Net cash used in operating activities decreased by $14.7 million from $39.7 million for the nine months ended September 30, 2014 to $25.0 million for the nine months ended September 30, 2015.

The decreased use of cash for the nine months ended September 30, 2015 was primarily related to a $9.6 million decrease in inventory related to the installation of Family Dollar, a decrease in prepaid expenses of $5.8 million and a $4.8 million decrease in accounts receivable, offset by a decrease in accounts payable of $4.4 million related to the timing of payments and an increase in deferred revenue of $0.9 million.

Cash Flows from Investing Activities

Our investing activities mainly consisted of proceeds from the sale of the Transferred Assets in 2014 and capital expenditures for subscriber system assets. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

Net cash from investing activities decreased $56.4 million from $33.4 million of net cash provided by investing activities for the nine months ended September 30, 2014 to $23.0 million of net cash used in investing activities for the nine months ended September 30, 2015. The decrease is primarily related to proceeds of $40.8 million for the sale of the Transferred Assets received in 2014, net of change in restricted cash, and an increase in investing of $13.6 million in subscriber system assets in 2015 as a result of higher RMR during the period.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of investment associated with generating new customers that are not covered through our operating cash flows and acquisitions.

During the nine months ended September 30, 2015, our net cash provided by financing activities was $52.1 million compared to $49.6 million of cash provided by financing activities during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we issued $71.6 million of common stock, redeemed all of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of our Class E Preferred Stock and paid a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Notes and borrowed $5.5 million on the Revolving Credit Facility. During the nine months ended September 30, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from its notes offering to fund the Company's growth initiatives, and we had $4.0 million in draws on our Revolving Credit Facility to fund new RMR installations and working capital needs.

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

Revolving Credit Facility.

Interface Systems, as borrower, and Holdings, as guarantor, entered into the Revolving Credit Facility which provides for an available borrowing capacity equal to the lesser of $50.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of each of September 30, 2015 and December 31, 2014, we had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of September 30, 2015, the interest rate is 3.75%.

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

On September 30, 2015, our available borrowing capacity was $50.0 million, of which $36.0 million was drawn and $13.8 million was available for borrowing. Our eligible RMR is now sufficient to borrow the maximum borrowing availability under the Revolving Credit Facility.

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

As of September 30, 2015, we were in compliance with the applicable restrictive covenants under our debt agreements, and we expect to remain in compliance for at least the next twelve months.

Recently Issued Accounting Standards

See Note 16 to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than off-balance sheet arrangements in connection with operating leases, we had no off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations

Since December 31, 2014, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of September 30, 2015, the interest rate is 3.75%. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility as of September 30, 2015 would result in an increase of approximately $3.6 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

There was no change in our internal control over financial reporting during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on November 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

Date: November 16, 2015

By: /s/ Kenneth Obermeyer
Kenneth Obermeyer
Chief Financial Officer

Date: November 16, 2015

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on November 12, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.