Form 10-K
period 2015-12-31
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2016-03-24
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐
 Non-accelerated filer ☒ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.
As of March 24, 2016, Interface Security Systems Holdings, Inc. (“Holdings”) had 2,632,839.70 shares of class A voting common stock, $0.01 par value, outstanding and 976,880.09 shares of class B non-voting common stock, $0.01 par value, outstanding.
Documents Incorporated By Reference: None

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

•
restrictions in the indentures governing the senior notes issued by Interface Grand Master Holdings, Inc. and the senior notes issued by Interface Master Holdings, Inc. on our ability to incur additional funded debt, other than amounts available under the Revolving Credit Facility;

•	our ability to compete effectively in a highly‑competitive industry;

•	catastrophic events that may disrupt our business;

•	our ability to retain customers;

•	concentration of recurring monthly revenue in a few top customers and concentration of our business in certain markets;

•	our ability to manage relationships with third‑party providers, including telecommunication providers and broadband service providers;

•	our reliance on third-party component providers and the risk associated with any failure, supply chain disruption or interruption in products or services provided by these third parties;

•	our reliance on third-party software and service providers;

•	inability to protect our intellectual property rights;

•	our ability to obtain or maintain necessary governmental licenses and comply with applicable laws and regulations;

•	changes in governmental regulation of communication monitoring;

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

ii

PART I

Item 1. Business.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” and “us” refer to Interface Security Systems Holdings, Inc., a Delaware corporation (“Holdings”), and its consolidated subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”).

Our Company

We are a recognized leader and pioneer in the Internet Protocol (“IP”) bundled managed service industry enabling our primarily large, commercial, multi-site customers to Simplify To The Power of One® by combining both physical and network security solutions into one highly-efficient, managed integrated service bundle. We believe that our IP-managed security solutions are the most comprehensive in the market. Our physical security solutions include alarm / event monitoring, interactive video surveillance and analytics, managed access control and fire / life safety systems. Our secured network services include secure managed broadband (“SMB”), payment card industry (“PCI”) compliance, digital Voice over Internet Protocol (“VoIP”) and other ancillary services. Our comprehensive service offerings are designed to meet the needs of commercial enterprises that require a standardized and secure IP platform capable of servicing all of their distributed locations. We combine a complete suite of customized network and physical security services into a fully-integrated bundle, enabling our customers to consolidate services from multiple vendors into one single service provider, which significantly enhances the quality and breadth of their security while also reducing their costs.

Our physical security platform is delivered utilizing state-of-the-art IP technology, which enables our alarm / event monitoring to be faster, more reliable and less expensive than digital dialer systems that require a separate phone line. In addition, our experienced engineering team is able to program the routers on these IP systems to optimize our alarm monitoring and interactive video surveillance services by proactively managing bandwidth within our customers’ networks to ensure continuity of all critical business systems. Our proprietary video surveillance technology allows for remote monitoring from our central command center (“C3”) where highly trained specialists monitor real-time events taking place at a customer premise through both live video and audio and take appropriate action. We believe our proprietary video surveillance technology provides the most cost effective system in the market allowing operators to simultaneously monitor events at multiple customer locations. The unique features of this system include video verification, rapid response, video escorts and snapshot audits. These services, along with our other ancillary IP security applications, are delivered over a custom-configured private, secured network to meet the requirements of our customer’s existing technology platform and infrastructure. We are able to continuously monitor the health of each customer’s network remotely through our 24/7/365 Secure Operations Center (“SOC”) / Network Operations Center (“NOC”). We plan to improve the proprietary software currently being utilized in the C3 and integrate it into the current alarm monitoring software used in the SOC in 2016. We expect that the consolidation of C3 and SOC monitoring software platforms will provide numerous operational benefits, including a central database for all monitored customers at both the C3 and SOC with fully redundant monitoring capabilities, and improved disaster recovery and load-sharing capability between the two monitoring centers. We believe this initiative will improve operating efficiencies and customer satisfaction.

We design and install all of the required equipment and software for our bundled service offering, and we custom engineer this equipment and services for each customer's specific applications and needs. We deliver these products as part of a long-term managed services contract that includes event monitoring, system support and maintenance (average new contracted term is four years). With over 18 years of experience in the security industry, we understand the importance and urgency associated with monitoring and servicing life safety, burglary and other emergency response systems and we apply that same attention to all of the IP-solutions that we provide as part of our bundled service offering. We continually evaluate the viability of additional managed services that could further leverage our existing technology platform and enhance our customer offerings. As evidence of this effort, we have recently expanded our managed services to include energy management and Bluetooth, low-energy beacon proximity technology, creating new recurring monthly revenue (“RMR”) opportunities with our customers. Our energy management service provides customers with the ability to monitor, control and conserve energy usage while reducing their energy bills. We have also recently introduced software-based retail and video analytics to our managed services that can be combined with the beacon proximity technology, enabling our customers to analyze both employee and shopper behavior, in real-time, to enable the automation and optimization of marketing campaigns. We are a single source, turnkey provider, safely integrating our customers’ security and network needs into one highly reliable and cost effective services bundle. With our ongoing investments in new product developments and broad North American infrastructure, we are uniquely equipped to meet the rapidly changing technology demands of today’s retail, commercial and small business enterprises.

Our diverse customer base includes large, multi-site commercial enterprises in the luxury retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Sunoco, Panda Express, DineEquity (Applebee's Bar & Grill and IHOP Restaurants), Brinker (Chili's Bar & Grill), La Quinta Inn & Suites and Edward Jones Investments. As of December 31, 2015, our top ten customers accounted for 65.8% of our total RMR with an average relationship length of six years. As of December 31, 2015, we serviced approximately 81,400 total customer sites across our customer base through our 15 regional service centers and employee field technicians in most of the largest markets in the U.S. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long-term contracts make our customer relationships stable and “sticky” with an average relationship length of 10 years. In addition, we have established a sales and installation infrastructure capable of acquiring and managing large‑scale, national account deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have mutually‑beneficial "ecosystem" channel partnership agreements in place with companies such as Cisco Systems, Inc., Verizon Wireless, Honeywell International, Inc. and CradlePoint, Inc. to expand our national sales reach at minimal incremental cost. We have demonstrated the ability to manage large‑scale deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011, the rollout for Family Dollar of over 8,000 store locations in 2014 and 2015 and the substantially completed roll-out of over 4,000 store locations of a specialty retailer and distributor of professional beauty supplies over a five month period beginning in September 2015.

Our revenue model emphasizes a strong base of high dollar margin RMR and high average revenue per user (“ARPU”). For the years ended December 31, 2015, 2014 and 2013, our total revenues were $149.4 million, $122.8 million and $126.7 million, respectively, and our total assets were $166.5 million and $169.3 million as of December 31, 2015 and 2014, respectively. Our customer retention rate is among the highest in the industry (measured by RMR attrition). Our average net attrition rate was 7.1% for the year ended December 31, 2015. We maintain a backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) and a sales pipeline that we believe will generate a steady, significant flow of new RMR in 2016 and beyond. As of December 31, 2015, our sales pipeline included approximately $24.9 million of identified opportunities for large managed bundled service deployments for future RMR growth, which includes one large Digital Witness sale of $0.5 million of RMR that was converted to Contracted Backlog in February 2016. In addition, as of December 31, 2015, our Contracted Backlog was $1.0 million, not including the February 2016 sale, with a majority of the Contracted Backlog expected to be installed in the first half of 2016.

For the years ended December 31, 2015, 2014 and 2013, Pre Subscriber Acquisition Cost (“SAC”) EBITDA (formerly referred to as Adjusted EBITDA, which is a Non-GAAP measure) was $46.2 million, $30.4 million and $38.1 million, respectively, with an Pre SAC EBITDA margin of 31.0%, 24.8% and 30.1%, respectively. For a reconciliation of Pre SAC EBITDA to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Developments

In May 2014, we completed a corporate reorganization with a newly formed holding company, Interface Master
Holdings, Inc. (“Master Holdings”), in connection with the closing of a $115.0 million offering of 12.50% / 14.50% Senior Contingent Cash Pay Notes (the “Master Holdings Notes”) issued by Master Holdings. On June 30, 2015, we entered into a consent and fifth amendment to the Revolving Credit Facility with Capital One, N.A. (“Capital One”) (as amended, the “Revolving Credit Facility”) to permit, and in which Capital One consented to, certain events in connection with the establishment of Grand Master Holdings, Inc. (“Grand Master”), as the owner of 100% of the capital stock of our parent company, Interface Master Holdings, Inc. (the “Grand Master Restructuring”). In connection with the Grand Master Restructuring, Grand Master closed a private placement of $67.0 million aggregate principal amount of unsecured notes on July 7, 2015 ("Grand Master Notes"). Also on July 7, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from the offering to fund growth initiatives. A portion of the net proceeds from the notes offering was used to fund the deployment of the June 2015 master services agreement. As a result of the capital contribution from Grand Master, management believes its near-term financial position has improved significantly and we expect to have sufficient liquidity to pay the interest payments of an aggregate amount of $10.6 million due under the 9 1/4% Senior Secured Notes due 2018 issued by Holdings and Interface Systems (the “Notes”) in July 2016 and January 2017. On June 30, 2015, we entered into a master services agreement with a specialty retailer and distributor of professional beauty supplies, pursuant to which we will provide a fully-managed bundled services solution to approximately 4,200 locations. We substantially completed the deployment of this contract in February 2016.

Industry Overview

We believe we are the only nationwide provider of integrated bundled managed IP and physical security services. To date, we do not believe there are any direct competitors capable of offering a similar suite of bundled services on the same scale as we offer. However, we do face competition on an un-bundled basis across the following sectors:

Secure Managed Cloud Services Market. The secure managed cloud services industry encompasses many outsourced and hosted technology-enabled services including security as a service. In the security industry, the market is often referred to as managed security services, particularly as it relates to information technology (“IT”) security. Total IT spending and the share of security within IT budgets is expected to increase in 2016 and beyond, as the rising sophistication of computer network attacks and subsequent cost of repairing security breaches will continue to drive IT security demand. The rapid expansion of internet-connected devices commonly referred to as the Internet of Things (“IoT”) is occurring across all critical technology sectors. In November 2015, Gartner Inc. predicts 6.4 billion connected ‘things’ for 2016, up 30% from the prior year, and IoT will reach 20.8 billion by 2020. This massive adoption will drive bandwidth demand, but also increases security risk. Infonetics Research, a market research and consulting services firm focused on the communications industry, expects strong worldwide growth in global VoIP services revenue through 2019, when it will reach $82.5 billion, largely due to expansion of the enterprise VoIP segment. Similarly, the global market for cloud-based video surveillance is expected to grow to $1.3 billion by 2017, according to TechSci Research.

Electronic Security Monitoring Market. Over the last decade, the security monitoring market has remained highly competitive and fragmented without any material change to market concentration. Competition in the industry is based primarily on services offered, reputation for quality of service, market visibility, price and the ability to identify potential new customers. Technological advances have reduced costs and streamlined installation, which in turn has resulted in higher customer adoption. This trend is expected to drive a migration of customers from security-focused companies to suppliers offering integrated solutions. The electronic security monitoring industry (equipment and monitoring) is currently estimated by Barnes Associates at $52.0 billion as of January 2016. According to estimates of Barnes Associates, the market for monitoring and related electronic security services in which we primarily compete generated approximately $25.0 billion in revenue in 2015 along with installation revenues of $27.0 billion. This industry has been growing across economic cycles, driven by increased penetration, higher pricing and overall population, business and home growth. We believe the electronic security monitoring industry tends to be relatively recession resilient as compared to other industries, as heightened security awareness typically occurs during times of economic turmoil due to the higher perceived risk of crime.

Remotely Managed Video Surveillance Market. Remotely managed video monitoring is a rapidly growing segment of commercial security and is evolving from a primary focus on security to a key business intelligence tool. MarketsandMarkets estimates that the global video surveillance as a service market will grow to $2.4 billion by 2017, representing a compound annual growth rate (“CAGR”) of 31.5%. The projected growth of the remotely managed video surveillance market is largely driven by the replacement of analog equipment with network-based equipment, general security and terrorism concerns, business intelligence application and IT and physical security convergence. Multi-store and franchised retail sites are emerging as an early adopter of this technology, especially given the migration from analog video to video programming over IP (“IP video”) and the new features offered as a result. While retailers have traditionally applied video surveillance for loss prevention and security measures, enhanced video surveillance systems can also help generate information to help retailers optimize store layouts, measure the effectiveness of promotional campaigns, identify customer patterns and address other marketing and operational uses. The research firm IHS Global Inc. (“IHS”), a developer of statistical software solutions, expects this trend to continue as the market for video surveillance hardware climbs from just under $13.0 billion in 2013 to an expected $25.6 billion by 2018. During this time, IHS says network-based equipment is rapidly replacing analog as the predominant technology choice for video surveillance systems, eventually accounting for about 75% percent of that $25.6 billion market.

We believe the growth in the markets identified above will have a positive impact on our security services. In September 2015, The FBI and Department of Homeland Security issued a Public Service Announcement warning of vulnerabilities in IoT devices and recommended purchasing from companies with a proven track record in security.

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

•
Proprietary Video Surveillance Technology. Westec Interactive Video, which we acquired as part of our March 2012 merger (the “Westec Acquisition”) with Westec Acquisition Corp. and its wholly-owned subsidiary Westec Intelligent Surveillance, Inc. (collectively, “Westec”), was a significant addition to our bundled service offering. Now branded as Digital Witness, we provide highly specialized interactive video services from our special purpose monitoring C3 in Plano, Texas, which is UL listed, CSAA Five Diamond rated and Electronic Testing Laboratories certified. The Digital Witness system provides video escorts, video guard tours, audits and rapid response video and audio alarm verification services to over 4,700 active monitoring sites in the luxury retail, discount retail, dining, quick-service restaurant (“QSR”) and hospitality vertical sectors.

Operating Model Creates “Stickier” Customers. Through our bundled service offering, we are able to reduce the number of vendors our customers must utilize and consolidate services and billing to a single vendor. We offer standardized contracts and service level agreements for our multi-site customers to reduce administrative costs and internal delays while ensuring uniform service standards. In addition, we design and install all of the required equipment (both hardware and software) for our bundled service offering and enter into long-term (on average four years) contracts with our customers. Once in place, our bundled customer relationship becomes more stable due to the custom configuration of each security solution we provide to our customers and the significant cost to migrate to another provider. As of December 31, 2015 and 2014, 54.8% and 43.2%, respectively, of our commercial customer sites subscribed to more than one service offering and 46.1% and 35.3% as of December 31, 2015 and 2014, respectively, adopted our secured network services bundled offering within the bundled services, demonstrating the appeal of a broad multi-service platform. As of December 31, 2015 and 2014, our average combined commercial and residential twelve month average net attrition rate was 7.1% and 10.4%, respectively. Our national account customers average net attrition rate was 5.6% and 9.0% as of December 31, 2015 and 2014, respectively. Our national account customers with IP related bundled services, which excludes Digital Witness, are our “stickiest” and our twelve month average net attrition rate among these customers as of December 31, 2015 was only 4.8%.

High ARPU Customers with Low Subscriber Acquisition Costs. Our portfolio of products and services and industry vertical focus emphasizes high ARPU and provides high dollar margins. While traditional alarm customers in the industry typically generate $25 to $75 of monthly ARPU, our average customer site generates an ARPU of $132.98 per month ($172.92 for commercial and $31.94 for residential) as of December 31, 2015 and $109.16 per month ($147.67 for commercial and $30.88 for residential) as of December 31, 2014. We have made significant investments in our infrastructure and resources to manage and install large-scale deployments in recent years. This ability is highlighted by the Dollar General Deployment and our partnerships with Michaels Stores and Family Dollar. We have invested time and resources in recent years to purpose-build a technology infrastructure that is highly scalable and enables us to continue to expand our diversified customer base. Because of the scalability of our business model, adding services to an established customer platform is a highly cost-efficient way to increase RMR at very low acquisition costs. Our SOC / NOC and C3 has the capacity and ability to monitor additional accounts without investing capital to expand those facilities. This allows us to not only add new customers at low acquisition costs, but also improves our monitoring gross margins as we leverage our fixed monitoring overhead and add incremental customer sites.

Blue Chip Customer Base. Our diverse customer base includes large, multi-site commercial enterprises in the retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Sunoco, Panda Express, DineEquity (Applebee's Bar & Grill and IHOP Restaurants), Brinker (Chili's Bar & Grill), La Quinta Inn & Suites and Edward Jones Investments. We primarily focus on industry verticals where there is a significant base of national accounts with multi-site operations, both company operated and franchised. Our customers in the luxury retail, discount retail, QSR, convenience store and restaurant industries have been responsive to our service offerings and are rolling out installations at a strong pace, showing excellent near and long- term growth potential. Our business model focuses on industry verticals with high adoption rates leading to higher “win rates” that achieve scale and build reputation through strong word-of-mouth referrals. These verticals remain largely under-penetrated and provide a strong organic growth pipeline. We have benefited from the shift to adopting corporate-wide security and IP service standards among large commercial customers with national accounts. Whereas in the past, vendor selection was a function typically relegated to the store manager, more retail and franchise chains are assuming corporate-wide policies and are therefore seeking vendors that already have the experience and scale to service a national customer base. Corporate-mandated standards are typically more stringent and tend to incorporate more effective technologies that require expertise and experience on the part of the vendor, which we believe is a significant advantage and point of differentiation for us. Our focus on large, established multi-location commercial customers and national accounts helps reduce our exposure to attrition as a result of customer locations closing or customers going out of business.

Significant Contracted Backlog and Pipeline. We maintain a substantial Contracted Backlog and sales pipeline that we believe will generate a steady and significant flow of new RMR in 2016 and beyond. As of December 31, 2015, our Contracted Backlog was $1.0 million with a majority of the Contracted Backlog expected to be installed within the first six months of 2016. The related equipment and materials have been procured for the Contracted Backlog. As of December 31, 2015, our sales pipeline included approximately $24.9 million of identified opportunities for multiple, large managed bundled service deployments for future RMR growth, of which $9.8 million is with existing customers looking to add services. In addition, we believe there are $19.5 million of identified RMR opportunities in the early stage, $2.8 million of RMR opportunities that are in the design stage and $2.6 million of additional near-term, high probability RMR opportunities in the contract stage that we expect will be converted to Contracted Backlog in 2016. Of the $2.6 million near-term, high probability RMR opportunities, $0.5 million was converted to Contracted Backlog in February 2016.

Strong Revenue and Organic Growth. We have increased total revenue by 35.2% from $110.4 million for the year ended December 31, 2012 to $149.4 million for the year ended December 31, 2015 through organic growth and acquisitions. From January 1, 2002 through December 31, 2015, we have created $13.8 million of new RMR from internal growth activity, excluding the impact of attrition. Pursuant to an Asset Purchase Agreement (the “Hawk Asset Purchase Agreement”), dated as of January 9, 2014, by and between My Alarm Center, LLC, d/b/a Alarm Capital Alliance (“Buyer”), and Interface Systems, we sold certain residential customer contracts and related assets and liabilities used exclusively in, or necessary to conduct, the alarm system sales, installation, repair, maintenance and monitoring services of our Hawk Security Services brand (“Hawk”) in the State of Texas (the “Transferred Assets”) to the Buyer. From January 1, 2012 through December 31, 2015, including the impact of the Westec Acquisition and the sale of the Transferred Assets, we have grown RMR internally from $5.8 million to $10.8 million, representing a CAGR of 16.8%.

Knowledgeable and Experienced Management Team. Our senior executives have significant industry experience (over 110 years combined) and strong technical expertise. We have grown organically and completed 42 acquisitions since 1998 to reach total RMR of $10.8 million as of December 31, 2015. According to the most recent Top 100 report issued by SDM magazine, we were ranked as one of the top 15 largest alarm companies in the United States based on RMR as of December 31, 2014.

Business Strategy

Target National Accounts. We believe that our primary growth opportunity is in the multi-site regional and national account market segment. Customers in this segment represent an attractive source of RMR because they are continuously seeking to increase security while reducing operating expenses and improving store operations.

Internal Sales. We plan to continue to grow our customer base in both new and existing geographic regions through our internal sales infrastructure. We have a nationwide presence through our 15 regional service centers and a national account sales team consisting of 26 team members. Our sales team is responsible for sourcing new business and for supporting our largest customers that typically have national footprints. In addition, we believe our ability to manage all customer relations from our corporate headquarters and SOC / NOC in St. Louis, Missouri and our C3 in

Plano, Texas and deliver same day / next day service nationwide is a key differentiator in winning large multi-site national accounts that require centralized support and consistent service levels across all locations. Since the beginning of 2012, we have installed $7.7 million of new national account RMR as of December 31, 2015.

Strategic Partnerships with Cisco, including its subsidiary Cisco Meraki, Verizon Wireless, Honeywell Security and CradlePoint. We have established significant “ecosystem” channel partnerships and are generating results that we believe will continue to provide a significant source of new business in 2016 and beyond. Many of these partners enjoy significant scale and brand awareness in our target markets, which enables us to streamline and accelerate the sales process.

•
Cisco is the “worldwide leader in networking,” and we have deployed Cisco’s solutions for the past 8 years.  In addition, we are a Cisco registered partner and maintain a very close product development and go to market relationship with Cisco which allows us to receive discounts and a dedicated Cisco team for sales and technical support, as well as marketing and sales resources.

•
We established a strategic marketing partnership with Verizon in 2012 under the Verizon Partner Program (“VPP”), and are one of the largest revenue contributors for VZW IOT Resellers in the Nation. As a VPP partner, we benefit from Verizon’s lead sharing, co-marketing efforts and sales management tools. We have access to a dedicated webpage, internal to Verizon sales representatives, that provides a company overview of us, how to contact us for help with deals, white papers, key wins and additional detailed information. By being included in the lead sharing portal, Verizon sales representatives can enter leads into their customer relationship management (“CRM”) system which automatically emails them to us. Our partnership currently includes a nationwide alignment of go-to-market resources and has resulted in our participation in over 50 Verizon local marketing events, and key national teams that focus on our target market. During 2015, our ecosystem partnership with Verizon resulted in several new contractual agreements, including an IP-managed services bundle for a retail chain with over 700 sites.

•
We have enjoyed a long and prosperous relationship with Honeywell, a strategic provider of many of our physical security products that are integrated into our managed services. We have received 15 different annual awards from Honeywell since 2009, including the prestigious Dealer of the Year Award in December 2014.

•
A more recent example of the growing strategic importance of our channel program is the relationship we have built with CradlePoint. CradlePoint is the “global leader in 3G/4G cellular network solutions” and provides the network redundancy equipment that enables us to deliver strong service level agreement commitments on network uptime as a part of our managed services. CradlePoint is a well branded and a recognized leader in the small footprint distributed enterprise market that overlaps significantly with our target market. Our joint-sales efforts in 2015 yielded significant contracted opportunities including a fully-managed bundled services solution to over 4,000 locations. We were awarded CradlePoint Partner of the Year in the first quarter of 2015, an impressive accomplishment based on our partnership approach, year over year growth, largest single deal and total revenue.

•
Additionally, we participate in Channel Partner magazine’s annual awards program, the Channel Partners 360° Business Value Awards (“CP360°”). The CP360° award “prizes innovation, solutions-orientation and customer focus” and “it honors solutions providers that are creating business value for their customers with a holistic approach to telecom and IT technology solutions.” As a broad testament to the strength of our channel program, we were awarded the CP360° Business Value Award from Channel Partners magazine for the third straight year in 2015.

Increase Sales from Existing Customer Base. We believe the potential to up-sell additional services to our existing customers presents a significant opportunity. As businesses regularly review budgets to determine how to achieve cost savings, increase security and improve operations, we are able to leverage our existing relationships with our customers to generate new sales. As of December 31, 2015, 54.8% of our commercial customer sites subscribed to more than one service offering and 46.1% adopted our secured network services bundled offering within the bundled services. We believe that the adoption rate of our bundled service offerings with existing customers will increase and we have identified $9.8 million of potential cross-selling opportunities in our pipeline and continue to work to identify more opportunities to sell our existing customers incremental services.

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

Our primary source of revenue is recurring services revenue, generated through monitoring, management, maintenance and installation services provided to our customers in accordance with their customer contracts. For the years ended December 31, 2015, 2014 and 2013, recurring services revenue represented approximately 86.0%, 87.0% and 88.0%, respectively, of our total revenues. Recurring services for our customers are billed in advance, primarily monthly, pursuant to the terms of the customer contracts. Revenue is recognized ratably over the contract term. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized in the period that these services are provided. Installation revenue represents upfront, one-time charges billed to customers at the time of installation. Revenue on installation contracts is recognized upon completion and delivery of the installation in transactions where equipment is sold. For transactions in which we retain ownership of the system, any amounts collectible upfront are deferred and amortized over the longer of the estimated customer life or the initial term of the contract. Service and maintenance revenue is associated with ongoing support of customer premise equipment. Service revenue is billed, and the associated revenue recognized, when the services are performed. Maintenance revenue is billed and revenue is recognized ratably over the contract term. The remainder of our revenue is generated through products revenue and other services. For the years ended December 31, 2015, 2014 and 2013, products revenue represented approximately 14.0%, 13.0% and 12.0%, respectively, of our total revenues.

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

Residential Alarm Monitoring / Home Automation. We offer a feature-rich alarm monitoring / home automation service. The system can be controlled through wired or wireless panels and sensors and can be accessed through the Internet by computer, tablet or smart phone. With our optional add-on home automation and energy management solution, we give the homeowner complete remote control of the home’s critical systems with any web-enabled computer or mobile device.

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

The foundation of the interactive C3 is the Operator v.3.0 alarm automation software (“Operator”). Operator is a Windows-based application wholly designed and developed in-house by Westec utilizing C3 and leveraging a Microsoft SQL Server database infrastructure. Within the C3, our team uses Operator exclusively to handle well over two million events per year. Operator provides us with leading capabilities for remote video surveillance management and monitoring services. This unique capability is not only reflected in the service proposition to the customer but in the total value proposition as well, as we can offer these services with the same or higher margins, at lower price points to customers, than the competition.

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

In addition to strategic product partnerships, we utilize support services offered by Vertek Corp., Onepath Systems LLC (“Onepath”) and Comm-Works Holdings, LLC (“Comm-Works”). Vertek Corp. provides us with support services related to SMB and digital voice deployment including broadband prequalification and provisioning, order management, scheduling and reporting. Onepath and Comm-Works provide on-demand field service technicians to provide system installation and service to our customers. In addition to field service, Onepath also provides inventory management, staging, configuration, testing, assembly, kitting, packaging and return services in connection with our multi-site bundled service deployments.

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

We provide services to a diversified mix of residential and commercial customers. The shift in customer mix towards commercial customers is a direct result of our strategy to focus resources on our higher RMR and margin bundled service customers (bundled services are more relevant for commercial users as opposed to residential users). As of December 31, 2015, we serviced 81,400 total customer sites, with the residential / commercial customer mix at 28% / 72%; however, commercial customers will continue to contribute a much higher percentage of total RMR at 93% compared to 7% for residential customers. As of December 31, 2015, approximately 24.1% and 16.9% of our total RMR was attributable to our top two customers, respectively, and 65.8% of our total RMR was attributable to our top ten customers. For the year ended December 31, 2015, approximately 22.8% and 15.9% of our total revenue was attributable to our top two customers.

We typically enter into long-term (on average four years) contracts with our customers. After the initial term, these contracts are typically subject to automatic renewal periods of one year.

Intellectual Property

Patents, trademarks, copyrights and other proprietary rights are important to our business, and we continuously refine our intellectual property strategy to maintain and improve our competitive position. We register new intellectual property to protect our ongoing technological innovations and strengthen our brand, and we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement and to identify strategic opportunities. Due to the importance that customers place on reputation and trust when making a decision on a security provider, our brand is critical to our business. We typically enter into confidentiality agreements to further protect our intellectual property.

Customer Service

We have taken several steps to ensure that the customer experience is seamless and high-touch, from a customer’s initial point of contact through to contract renewal. Key personnel, including all senior executives, are readily accessible to handle customer service escalations. Through our website, customers are able to: (i) e-mail customer service; (ii) fill out and submit an online form to a customer service representative; or (iii) find a toll-free number to reach customer service. Our help desk is staffed seven days a week with access to Level 1 and Level 2 support with Level 3 network engineers on-call 24/7/365. Field engineering support by qualified technicians is provided on demand seven days a week. We have recently added InterfaceLive, powered by LivePerson, that allows our technicians to chat on-line internally with the help desk to better serve our customers. We have also developed a proprietary customer web portal called ISS Portal which allows multi-site customers to track the status of new orders as well as view real-time performance metrics related to service cases, service dispatches, installations, and network and VoIP services.

We have invested in the implementation of a CRM On-line Configurator Quoting and Order Management Solution (“Experlogix”) to support our multiple channel sales initiatives and to improve customer tracking and satisfaction. The solution includes the Experlogix configurator, Microsoft CRM and Scribe Middleware software which connects to our enterprise resource planning software Microsoft Dynamics NAV. CRM is the foundation for tracking sales opportunities and managing orders. CRM’s workflow processes are pre-established by management and the system provides automation and simplified, pre-defined workflows with automated multi-level approvals. The system also provides a vast array of reporting, including flexible dashboards, built-in sales reports (without IT assistance), predictive analytics to identify key selling scenarios and an Intuitive Report Wizard to instantly create ad-hoc reports.

Sales and Marketing

We receive a steady stream of inbound customer leads from: (i) responses to Internet marketing; (ii) customer referrals; (iii) business-to-business direct marketing; (iv) attendance at retail and loss prevention conventions; and (v) participation in partnership programs with our channel partners including Verizon and Cisco. As part of our targeted Internet campaign, we drive traffic to our website to help potential customers research and inquire about our products and services. Potential customers have the option to chat on-line with a sales representative, calling our toll-free number or filling out an online form with their contact information and services of interest. We have also invested significant capital and resources to further develop and refine our direct marketing strategy. Through search engine optimization and search engine marketing techniques incorporated into our recently enhanced website, we have developed strategies to optimize web search results to drive inbound phone calls to the Company and collect customer leads from the website. We also provide our existing customers with incentives for any referrals that result in a new account. Referrals are convenient and easy to receive, as referring customers are able to visit our website and fill out a simple form with the names and contact information of any prospective customers. We spent over $17.0 million on sales and marketing, including sales commissions and bonuses, during the year ended December 31, 2015 to generate new RMR and sales pipeline opportunities.

Backlog

We maintain a substantial Contracted Backlog and sales pipeline that we believe will generate a steady and significant flow of new RMR in 2016 and beyond. Our Contracted Backlog is in addition to our total RMR already in place and includes new RMR associated with fully executed customer contracts for services that are pending installation. As of December 31, 2015, our Contracted Backlog was $1.0 million, with a majority of the Contracted Backlog expected to be installed within the first six months of 2016. The related equipment and materials have been procured for certain contracts for the Contracted Backlog and are included in inventories on the balance sheet. As of December 31, 2014 and December 31, 2013, our Contracted Backlog was $2.0 million and $0.3 million, respectively.

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

Our Sponsor

SunTx Capital Partners, L.P. (together with its affiliates (“SunTx”) is a Dallas, Texas based private equity firm that invests in middle-market manufacturing, distribution and services companies. SunTx specializes in supporting talented management teams in industries where SunTx can apply its operational experience and financial expertise to build leading middle-market companies with operations typically located in the Sun Belt region of the United States. Since the firm’s inception in 2001, SunTx has invested over $600 million in a variety of sectors including manufacturing, broadcasting, business services, consumer products and food and beverage. The capital committed by SunTx comes from its principals, as well as from institutional investors, including leading university endowments, financial institutions and corporate and public pension funds.

Employees

As of December 31, 2015, we had approximately 700 full-time employees. Seven of our employees in St. Louis, Missouri and two employees in Peoria, Illinois are members of the Communications Workers of America, AFL-CLO (the “CWA”). We negotiated our contract with the CWA in August 2014 and it expires in March 2017.

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

Interface Systems, as borrower, and Holdings, as guarantor, are parties to a $50.0 million revolving credit facility, dated January 18, 2013 (as amended, the “Revolving Credit Facility”), with Capital One, as administrative agent and lender. We are required to comply with various financial and non-financial covenants in order to borrow under the agreement governing the Revolving Credit Facility. If we are unable to maintain various financial and other covenants required by the agreement governing the Revolving Credit Facility, we will be unable to borrow any funds under the agreement until we cure any such defaults. Although we believe we will be able to maintain compliance with all these covenants and any covenants we may negotiate in the future, there can be no assurance thereof.

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

The indenture governing the Grand Master Notes generally prohibits us or any of our subsidiaries from incurring additional funded debt, other than amounts available under the Revolving Credit Facility, which could materially adversely affect our ability to fund operations or service debt.

Our ability to finance operations and meet debt obligations may depend on our ability to borrow money. The indenture governing the Grand Master Notes generally prohibits borrowing by us and our subsidiaries of funded debt other than advances under the Revolving Credit Facility not exceeding the lesser of $50.0 million or 5 times RMR (or, subject to meeting certain financial tests, the lesser of $50.0 million or 5 times RMR). No assurance can be given that (i) operating income would be sufficient to fund operations and service debt, (ii) we would be able to meet various covenants under Revolving Credit Facility in order to borrow funds, or (iii) any available advances under the Revolving Credit Facility would be sufficient to fund operations and debt service requirements when needed. We may be required to seek other sources of capital such as equity investments, which may not be available on terms permitted under the indentures governing the Grand Master Notes, Master Holdings Notes or the Notes or on acceptable terms or at all. The indentures governing the Grand Master Notes, Master Holdings Notes and the Notes restrict our ability to issue certain types of preferred stock or issue equity, which may limit our ability to obtain equity capital in the future. In the event that our operating income is not sufficient to fund operations and debt service and additional capital is not available from permitted sources in the future, we would be required to seek a recapitalization transaction. No assurance can be given that we would be able to effect a recapitalization transaction.

If we are unable to access capital required to fund operations or service debt, our business, financial condition and results of operations could be materially and adversely affected.

If for any reason we are unable to meet its debt service and repayment obligations under the Notes, we would be in default under the terms of the indenture governing the Notes and the Revolving Credit Facility, which could result in acceleration of all outstanding indebtedness due thereunder. Furthermore, if a change of control occurs under any of the Grand Master Notes, the Master Holding Notes or the Notes, including a change of control that is triggered because the holders of the Grand Master Notes or the Master Holding Notes have exercised remedies following the occurrence of an event of default under the Grand Master Notes or the Master Holdings Notes, as applicable, then our obligations under the Revolving Credit Facility will become immediately due and payable. Under these circumstances, the lenders under the Revolving Credit Facility could compel us to apply all of our available cash to repay our borrowings thereunder and they could prevent us from making payments on the Notes. In addition, these lenders could then seek to foreclose on our assets that are their collateral. If the amounts outstanding under the Revolving Credit Facility or Notes were to be accelerated, or were the subject of foreclosure actions, we cannot assure you that our or its assets would be sufficient to repay in full the money owed to our debt holders, including you as a noteholder.

We may be unable to obtain additional funds to grow our business.

We intend to continue to pursue growth through our existing organic growth initiatives, among other means. To continue our growth strategy, we intend to make draw-downs under the Revolving Credit Facility and we may seek financing through new credit arrangements or the possible sale of new securities, any of which may lead to higher leverage or result in higher borrowing costs. An inability to obtain funding through external financing sources on favorable terms or at all is likely to adversely affect our ability to grow our business.

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

We provide minimum service level commitments to certain of our customers, and our failure to meet them could cause us to issue credits for future subscriptions, pay penalties or found to be in breach of contract, which could harm our results of operations.

Certain of our customer agreements currently, and may in the future, provide minimum service level commitments regarding items such as uptime, functionality or performance. If we are unable to meet the stated service level commitments for these customers or suffer extended periods of service unavailability, our customers may have the right to terminate their agreements with us and we may be contractually obligated to provide these customers with credits for future subscriptions, provide services at no cost, pay other penalties or found to be in breach of contract which could adversely impact our revenue.

A significant portion of our RMR is attributable to our top customers.

As of December 31, 2015, approximately 24.1% and 16.9% of our total RMR is attributable to our top two customers, respectively, and 65.8% of our total RMR is attributable to our top ten customers. If one, or a combination, of our top customers cancels, or materially decreases, its current subscription for our services, or is unable to satisfy its payment obligations, our financial condition, results of operations and cash flows could be materially and adversely affected.

Our business is concentrated in certain markets.

Our business is concentrated in certain markets. As of December 31, 2015, approximately 48.7% of our total RMR was derived from customer sites in Texas, California, Florida, Louisiana, Tennessee, Ohio and Missouri. Accordingly, our business and results of operations are particularly susceptible to adverse economic, weather and other conditions in such markets and in other markets that may become similarly concentrated.

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

Our physical security and IP-managed solutions are accessed through the Internet and our security monitoring services are increasingly delivered using Internet technologies. Some providers of broadband access may refuse to renew their contracts with us or to sell their products to us, or may take measures that affect their customers’ ability to use these products and services, such as degrading the quality of the data packets we transmit over their lines, giving those packets low priority, giving other packets higher priority than ours, blocking our packets entirely or attempting to charge their customers more for using our services.

In the United States, on February 26, 2015, the FCC adopted bright-line net neutrality rules prohibiting broadband providers from (1) blocking access to legal content, applications, services, or non-harmful devices; (2) impairing or degrading lawful Internet traffic on the basis of content, applications, services, or non-harmful devices; and (3) favoring lawful Internet traffic over other lawful traffic in exchange for consideration of any kind (i.e., prioritized access). The FCC also established rules to address complaints and take enforcement action if it determines that interconnection activities between a broadband provider and other communications networks, services, content sources or service providers are not just and reasonable. These rules became effective on June 12, 2015. Shortly thereafter, the rules were challenged in the D.C. Circuit, and the D.C. Circuit heard oral arguments on these appeals on December 4, 2015. In addition, from time to time, legislation is introduced to address net neutrality and modify or eliminate the FCC’s rules by statute. Although it is not possible to predict whether such legislation ultimately is adopted, nor is it possible to predict the outcome of the pending appeals of the FCC’s net neutrality rules in the D.C. Circuit or potential subsequent appeals to the Supreme Court, interference with our services, higher charges to us by broadband service providers or the refusal of broadband service providers to sell us their products and services could cause us to lose existing customers, impair our ability to attract new customers and materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (“FASB”) or the U.S. Securities and Exchange Commission (“SEC”) may change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be difficult to predict and can materially impact how we record and report our financial condition or results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our revising or restating prior period financial statements.

Infringement of our intellectual property rights could negatively affect us.

We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology. Adverse events affecting the use of our trademarks could affect our use of those trademarks and negatively impact our brands. In addition, if we expand our business outside of the United States and Canada in the future, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some jurisdictions. Furthermore, while we enter into confidentiality agreements with certain of our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could adversely affect our business, financial condition, results of operations and cash flows.

Allegations that we have infringed the intellectual property rights of third parties could negatively affect us.

We may be subject to claims of intellectual property infringement rights by third parties. In particular, as our services have expanded into areas more heavily populated by intellectual property, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called "non-practicing" entities that focus solely on extracting royalties and settlements by enforcing patent rights. These companies typically have little or no business or operations and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to the products and services that we market. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties. In general, if a court determines that one or more of our services infringes on intellectual property owned by others, we may be required to cease marketing those services, to obtain licenses from the holders of the intellectual property at a material cost or to take other actions to avoid infringing the intellectual property. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our failure to comply with laws and regulations related to the Internet and mobile usage could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.

We and our customers are subject to laws and regulations applicable to doing business over the Internet. It is often not clear how existing laws governing issues such as property ownership, sales and other taxes apply to the Internet and mobile usage, as these laws have in some cases failed to keep pace with technological change. Laws governing the Internet could also impact our business or the business of our customers. For instance, existing and future regulations including tax on Internet use, pricing, characterizing the types and quality of services and products or restricting the exchange of information over the Internet or mobile devices could result in reduced growth of our business, diminished viability of our solutions and could significantly restrict our customers' ability to use our solutions. Changing federal and state laws and regulations, industry standards and industry self-regulation regarding the collection, use and disclosure of certain data may have similar effects on our and our customers' businesses. Any such constraint on the growth in Internet and mobile usage could decrease its acceptance as a medium of communication and commerce or result in increased adoption of new modes of communication and commerce that may not be supported by our solutions. Any such adverse legal or regulatory developments could substantially harm our operating results and our business.

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

The physical security and IP-managed solutions business is generally dependent in part on national, regional and local economic conditions. Some of the factors that could negatively impact our business include increased energy costs, concerns about inflation, slower economic activity, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns and increased unemployment, precipitating a deep economic recession with what currently appears to be a slow recovery. Our business is also generally dependent on the overall demand for IT and managed service solutions. If commercial spending relating to IT and managed service solutions were to decrease or does not meet our expectations for growth, our results of operations could be materially and adversely affected.

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

We are exposed to risks associated with weak regional or global economic conditions and increased disruption in the financial markets. The global economy continues to be volatile. Uncertainty about the strength of the global economy generally, or economic conditions in certain regions, and a degree of caution on the part of some marketers, continue to have an effect on the demand for advertising and marketing communication services. The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

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

Prior growth rates in revenues and other operating and financial results should not be considered indicative of our future performance. Our performance will depend on, among other things: (i) our ability to renew and/or upgrade contracts and bundle additional services with existing customers and to achieve high customer satisfaction with existing customers; (ii) our ability to obtain agreements with new customers to use our products and services, including our ability to scale the number of new customers generated through inside sales; (iii) our ability to increase the density of our customer base for existing service locations or continue to expand into new geographic markets or services; and (iv) our ability to successfully develop and market new and innovative physical security and IP-managed services products and adapt to other technological developments.

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

We rely on third-party providers for the components of our security systems and managed IP-solutions and any failure or interruption in products or services provided by these third parties could harm our ability to operate our business.

We depend on third party suppliers to supply us with a significant amount of the components of our security systems and managed IP-solutions, including routers, control panels and video surveillance equipment, necessary to provide certain of our services. Some of these suppliers represent our primary source of supply. Our two largest suppliers are Honeywell, which supplies our panels, and Cisco, which supplies our routers. If any of these suppliers experience operating or financial difficulties or if demand exceeds their capacity or they otherwise cannot meet our specifications, our ability to provide some services may have a material adverse effect. In addition, should our suppliers cease to manufacture the products we purchase from them, we may be required to locate additional suppliers. We may be unable to locate alternate suppliers on a timely basis or to negotiate the purchase of equipment on favorable terms, if at all. In addition, some of our agreements with our suppliers are terminable at will upon 30 to 90 days prior notice. If any of these suppliers terminate our contracts, our ability to provide some services may be adversely affected and we may be unable to negotiate new agreements on favorable terms, if at all. Our suppliers, in turn, depend upon a limited number of outside unaffiliated suppliers for key components and materials used in our equipment. If any of these suppliers cease to provide components and materials in sufficient quantity to meet the needs of the manufacturers of our equipment there may not be adequate alternative sources of supply, which could lead to significant delays in the supply of equipment. Any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers.

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

We depend to a large extent on the services of our senior management. Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the physical security and IP-managed solutions industries. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. With the exception of Mr. Shaw, we do not and do not currently expect to have in the future “key-person” insurance on the lives of any other member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement (either from inside or outside our existing management team) could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are also subject to federal and state laws governing information security. In the event of an information security breach, such rules may require consumer and government agency notification and may result in regulatory enforcement actions with the potential of monetary forfeitures. Congress and several state legislatures are considering the adoption of new data security and cybersecurity legislation that could result in additional network and information security requirements for our business.

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

Our efforts to sell additional products and services to existing customers may not be as well received as we expect. If existing customers do not purchase additional services from us, we will not have the competitive advantages that our bundled services provide and have difficulty increasing revenue per customer levels. Further, we may experience difficulties in cross-selling our products and services to our existing customers. To the extent we are unable to sell additional products and services to our existing customers, our organic growth could be limited.

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

Since 1998, we have completed and integrated 42 acquisitions, the two most significant of which were completed in 2007 and 2012. In 2007, we expanded our expertise into IP-managed services and network security with the acquisition of Loss Prevention Management, Inc. In March 2012, we solidified our market leadership position in managed security services with the Westec Acquisition. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, integrate acquired operations or if our control systems do not operate effectively, our business and operating results will suffer.

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

We host our applications and serve all of our customers from three data centers located in Utah, Georgia and Texas. While we control and have access to our servers and all of the components of our network that are located in our external data center, we do not control the operation of these facilities. The owner of our data center facilities has no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew this agreement on commercially reasonable terms, or if our data center operator is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

Problems faced by our third-party data center location, with the telecommunications network provider with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our third-party data centers operator could decide to close its facility without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party data centers' operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict. Additionally, if our data center is unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. Any changes in third-party service levels at our data center or any errors, defects, disruptions, or other performance problems could adversely affect our reputation and may result in lengthy interruptions in our services.

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

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the U.S. Securities and Exchange Commission (the “SEC”) and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We continue to monitor developments with respect to these new rules, and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

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

Affiliates of SunTx beneficially own a substantial majority of all of the equity interests in Grand Master and may have conflicts of interest with us or our investors in the future.

SunTx and its affiliates beneficially own a substantial majority of the voting stock in Grand Master, and control the ability to elect the board of directors of Holdings. Interface Systems is a wholly-owned subsidiary of Holdings. As a result, SunTx has control over our decisions to enter into any corporate transaction and has the ability to prevent any transaction that requires the approval of stockholders regardless of whether holders of the Notes believe that any such transactions are in their own best interests. For example, SunTx could cause us to make acquisitions that increase the amount of our indebtedness or to sell assets or businesses, or could cause us to issue additional capital stock or declare dividends. So long as SunTx continues to beneficially own a significant amount of the voting stock of Grand Master, SunTx will continue to be able to strongly influence or effectively control our decisions. The indenture governing the Notes and the Revolving Credit Facility permit us to pay advisory and other fees, dividends and make other restricted payments to SunTx and its affiliates under certain circumstances, and SunTx may have an interest in our doing so. In addition, SunTx has no obligation to provide us with any additional debt or equity financing. Investors should consider that the interests of SunTx and its affiliates may differ from their interests in material respects. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” set forth in Item 12 and “Certain Relationships and Related Transactions, and Director Independence” set forth in Item 13.

Risks Related to our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition.

As of December 31, 2015, we had approximately $269.8 million of total debt outstanding, including capital leases and other obligations, with the ability to incur an additional $13.9 million of indebtedness under our $50.0 million Revolving Credit Facility.

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

A decline in our credit rating or a general disruption in the credit markets could negatively impact our liquidity and ability to conduct our operations.

A deterioration of our credit rating, or a general disruption in the credit markets, could limit our ability to obtain credit on terms acceptable to us, or at all. In addition, uncertain economic conditions or the re-pricing of certain credit risks may make it more difficult for us to obtain one or more types of funding in the amounts, or at rates considered acceptable to us, at any given time. Our inability to access necessary or desirable funding, or to enter into certain related transactions, at times and at costs deemed appropriate by us, could have a negative impact on our liquidity and our ability to conduct our operations. Any of these developments could also reduce the ability or willingness of the financial institutions that have extended credit commitments to us, or to fulfill their obligations to us, which also could have a material adverse effect on our liquidity and our ability to conduct our operations.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations due to events beyond our control.

Our ability to generate cash flows from operations and to make scheduled payments on or refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our future financial performance and our ability to generate cash in the future. Our future financial performance will be affected by a range of economic, financial, competitive, business and other factors that we cannot control, such as general economic and financial conditions in our industry, the economy generally or other risks summarized here. A significant reduction in operating cash flows resulting from changes in economic, legislative or regulatory conditions, increased competition or other events beyond our control could increase the need for additional or alternative sources of liquidity and could have a material adverse effect on our business, financial condition, results of operations, prospects and our ability to service our debt and other obligations. If we are unable to service our indebtedness or to fund our other liquidity needs, we may be forced to adopt an alternative strategy that may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. If we raise additional debt, it would increase our interest expense and leverage as well as our operating and financial costs. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on any of our indebtedness or to fund our other liquidity needs. Reducing or delaying capital expenditures or selling assets could delay future cash flows. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

The failure to generate sufficient cash flow or to effect any of these alternatives could have a significant adverse effect on our business and our ability to pay amounts due under our indebtedness. If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our indebtedness. In addition, these lenders could then seek to foreclose on our assets that are their collateral. If the amounts outstanding under our indebtedness were to be accelerated, or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to our debt holders.

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

The credit agreement governing the Revolving Credit Facility also contains financial covenants, including a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, a covenant to maintain a minimum fixed charge coverage ratio of at least 1.25 to 1.00, and a covenant not to exceed 13% gross attrition at any time. See “Current Indebtedness —Revolving Credit Facility.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2015, we leased 43,400 square feet of commercial space in Earth City, Missouri for our corporate headquarters and SOC / NOC where we provide monitoring of managed network and security events for our customers. We also lease 24,983 square feet of commercial space in Plano, Texas for our C3. We host our applications and serve all of our customers from a third-party managed data center located in Salt Lake City, Utah and backup data centers in Atlanta, Georgia and Dallas, Texas. The table below lists all of our facilities as of December 31, 2015, all of which are leased.

Location	Function
Earth City, MO	Corporate Headquarters
Plano, TX	Corporate Headquarters
Roseville, CA	Northern California Region Center
Long Beach, CA	Southern California Region Center
Little Rock, AR	Regional Service Center
Alexandria, LA	Regional Service Center
Lake Charles, LA	Regional Service Center
New Orleans, LA	Regional Service Center
Shreveport, LA	Regional Service Center
West Monroe, LA	Regional Service Center
Greenville, MS	Regional Service Center
Hattiesburg, MS	Regional Service Center
Albuquerque, NM	Regional Service Center
Memphis, TN	Regional Service Center
Longview, TX	Regional Service Center
Salt Lake City, Utah	Primary Data Center
Atlanta, Georgia	Backup Data Center
Dallas, Texas	Backup Data Center

We have various non-cancelable operating leases for equipment, building rent, computer systems and various vehicles with terms of one year or greater. Included in general and administrative expenses in the accompanying consolidated statement of operations is rental expense for the years ended December 31, 2015, 2014 and 2013, which was $6.6 million, $6.1 million and $4.8 million, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are a wholly owned subsidiary of Interface Master Holdings, Inc. Presently, there is no public trading market for our common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

During 2015, there were no unregistered sales of securities of the Company other than those previously reported on a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Dividends

In January 2014, we used a portion of the net proceeds from the Transferred Assets to redeem all of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of our Class E Preferred Stock and paid a cash dividend in an aggregate amount of approximately $27.3 million to our then stockholders as permitted under the indenture governing the Notes. We did not pay any cash dividends during 2015.

Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the restrictions in the indentures governing our debt, current financial condition, operating results and current and anticipated cash needs.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Statement of Income Data:
Total revenue	$149,367	$122,847	$126,742	$110,445	$87,370
Total costs and expenses	178,092	115,951	149,900	121,175	103,717
(Loss) income from operations	(28,725)	6,896	(23,158)	(10,730)	(16,347)
Interest expense	(24,822)	(24,529)	(23,954)	(18,095)	(12,470)
Interest income	4	8	14	15	59
Loss before provision for income taxes	(53,543)	(17,625)	(47,098)	(28,810)	(28,758)
Provision for income taxes	763	(1,038)	(722)	(521)	(640)
Net loss	(52,780)	(18,663)	(47,820)	(29,331)	(29,398)
Net loss attributable to noncontrolling interest	—	—	30	39	34
Net loss attributable to Interface Security Systems Holdings, Inc.	(52,780)	(18,663)	(47,790)	(29,292)	(29,364)
Redeemable Class A Preferred stock dividends	—	(4,564)	(10,411)	(9,432)	(8,545)
Redeemable Class C Preferred stock dividends	—	(1,630)	(3,717)	(3,368)	(3,051)
Convertible and redeemable Class E Preferred stock dividends	—	(502)	(2,358)	(2,136)	(1,935)
Convertible and redeemable Class F Preferred stock dividends	—	(14)	(596)	(524)	(462)
Redeemable Class G Preferred stock dividends	—	(19)	(813)	(737)	(667)
Net loss attributable to common stockholders	$(52,780)	$(25,392)	$(65,685)	$(45,489)	$(44,024)

Balance Sheet Data (at period end):
Cash	$12,096	$25,833	$361	$1,574	$928
Total assets	166,455	169,295	128,328	121,427	71,740
Total debt (1)	269,787	266,406	256,818	209,288	142,855
Total stockholders’ deficit	(315,169)	(312,189)	(358,497)	(292,733)	(247,205)
_______________

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

Business Overview

We are a pioneer and recognized leader in the Internet Protocol (“IP”) bundled managed service industry enabling our primarily large, commercial, multi-site customers to Simplify To The Power of One® by combining both physical and network security solutions into one highly-efficient, managed integrated service bundle. We believe that our IP-managed security solutions are the most comprehensive in the market. Our physical security solutions include alarm / event monitoring, interactive video surveillance and analytics, managed access control and fire / life safety systems. Our secured network services include secure managed broadband (“SMB”), payment card industry (“PCI”) compliance, digital Voice over Internet Protocol (“VoIP”) and other ancillary services. Our comprehensive service offerings are designed to meet the needs of commercial enterprises that require a standardized and secure IP platform capable of servicing all of their distributed locations. We combine a complete suite of customized physical and network security services into a fully-integrated bundle, enabling our customers to consolidate services from multiple vendors into one single service provider, which significantly enhances the quality and breadth of their security while also reducing their costs.

For the year ended December 31, 2015, our revenue was $149.4 million and our operating loss was $28.7 million. The majority of the monitoring services and a large portion of the maintenance services we provide to our customers are governed by multi-year contracts with automatic renewal provisions. This provides us with significant recurring revenue, which for fiscal year 2015 was approximately 86% of our revenue. We believe that the recurring nature of the majority of our revenue enables us to continuously invest in growing our business. This includes investments in technologies to further enhance the attractiveness of our solutions to current and potential customers, to continue development and training to enable our direct sales, installation, customer service and field service personnel to more effectively deliver exceptional service to our customers, to expand our dealer and partner network and to make continued enhancements to operations efficiency.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. Our operations comprise a single business segment. For the years ended December 31, 2015, 2014 and 2013, approximately 81.2%, 76.0%, and 78.1% of our revenue was derived from customers who sign long-term monitoring and maintenance contracts. These long-term contracts, typically between 36 and 60 months in duration, provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services being provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through fees for the installation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales and engineering costs and general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial multi-site customers, we believe we have a lower than industry average acquisition cost to acquire a new customer (“SAC”), which in turn provides high margin RMR and higher than industry ARPU generated from our monitoring and managed services.

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

Our operating results are impacted by the following key factors: RMR, number of customer additions, SAC, ARPU, average net attrition rate, the costs to monitor and service our customers, the level of general and administrative expenses and the availability and cost of capital required to generate new customers. Average net attrition rate has a direct impact on the number of customers we monitor and service and on our financial results, including revenue, operating income and cash flows. A portion of the customer base can be expected to cancel its service every year. We focus our investment decisions on generating new customers and servicing our existing customers in the most efficient cost-effective manner, while maintaining a high level of customer service to minimize attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the customer relationship. Average net attrition rate is defined as the aggregate amount of canceled or reduced RMR during a period divided by the average total RMR during the measurement period. Customers are considered canceled when they terminate in accordance with the terms of their contract or are terminated by us. Certain customer re-signs and relocations are excluded from the attrition calculation. If a customer relocates and continues its service, we consider this as a cancellation but do not include such cancellation in our average net attrition rate calculation. Further, if a customer discontinues its service at a site and a new customer enters into a contract for service at the same site, we refer to this as a re-sign. We consider re-signs as cancellations, but do not include them in our average net attrition rate calculation.

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

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market and cross‑selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of December 31, 2015, approximately 54.8% of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $132.98 as of December 31, 2015 from $109.16 at December 31, 2014, an increase of 21.8%, primarily due to the increase in new sites with bundled services that were installed during the period.

The table below presents our RMR and average net attrition data for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013

Beginning	$8,449,126	$8,411,787	$7,814,849
New and Acquired	3,140,887	1,812,657	1,517,968
Sold	—	(918,387)	—
Canceled	(762,035)	(856,931)	(921,030)
Ending	$10,827,978	$8,449,126	$8,411,787

End of period total customer sites	81,426	77,403	103,692
Average net attrition rate	7.1%	10.4%	10.0%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. The increase in organic RMR sales and the addition of new customers during 2015 has contributed to higher Contracted Backlog as compared to 2014. We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady, significant flow of new RMR. As of December 31, 2015, our sales pipeline was $24.9 million of RMR. Our installation revenue Contracted Backlog was $7.3 million and our RMR Contracted Backlog was $1.0 million of which a majority is expected to be installed in the first six months of 2016. The related equipment and materials have been procured for the Contracted Backlog.

The SAC includes fixed costs of sales engineering, product development, marketing, sales overhead and operational overhead. We spent over $17.0 million on sales and marketing, including sales commissions and bonuses, during the year ended December 31, 2015 to generate new RMR and sales pipeline opportunities. Higher RMR installed during a period can reduce the SAC by spreading the allocated fixed costs over a larger pool of RMR. The SAC of new RMR decreased for the year ended December 31, 2015 to 28.4x (excluding non-recurring costs related to the registration of the Notes and costs associated with the sale of the Transferred Assets) as compared to 32.5x and 36.3x for the years ended December 31, 2014 and 2013, respectively, due to the absorption of fixed direct costs over higher new RMR installed during the period.

How We Generate Revenue

Our primary source of revenue is recurring services revenue, generated through monitoring, management and maintenance services provided to our customers in accordance with their customer contracts. Recurring services for our customers are billed in advance, primarily monthly, pursuant to the terms of customer contracts. At the end of each monthly period, the portion of monitoring fees related to services not yet provided are deferred and recognized in the period that these services are provided.

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

Depreciation. Depreciation expenses consist of depreciation from property and equipment primarily related to subscriber system assets leased under capital leases.

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

Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized when collectability is reasonably assured. The amounts of contract termination charges recognized in revenue during the years ended December 31, 2015, 2014 and 2013 were not material.

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

We performed an annual goodwill impairment assessment during the fourth quarter of 2015 and the result of our assessment indicated that the fair value of goodwill substantially exceeds its carrying amount and therefore was not impaired. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. We will continue to monitor the recoverability of our goodwill.

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

Long-Lived Assets

Long-lived assets (e.g., property, equipment and alarm monitoring contracts) do not require that an annual impairment test be performed; instead, long-lived assets are tested for impairment upon the occurrence of a triggering event. Triggering events include the more likely than not disposal of a portion of such assets, changes in technological advances, fluctuations in the fair value of such assets or the occurrence of an adverse change in the market involving the business employing the related assets. Once a triggering event has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of estimated undiscounted future cash flows generated by the asset against the carrying value of the asset. If the carrying value of the asset exceeds the estimated undiscounted future cash flows, the asset would be deemed to be impaired. The impairment charge would then be measured as the difference between the estimated fair value of the asset and its carrying value. Fair value is generally determined by discounting the future cash flows associated with the asset. If the intent is to hold the asset for sale and certain other criteria are met (e.g., the asset can be disposed of currently, appropriate levels of authority have approved the sale, and there is an active program to locate a buyer), the impairment test involves comparing the asset’s carrying value to its estimated fair value. To the extent the carrying value is greater than the asset’s estimated fair value an impairment charge is recognized for the difference. Significant judgments in this area involve determining whether a triggering event has occurred, determining the future cash flows for the assets involved and selecting the appropriate discount rate to be applied in determining estimated fair value. No triggering events have occurred to indicate the asset carrying values were not recoverable as of December 31, 2015 and December 31, 2014.

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

JOBS Act
We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.
Results of Operations

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Percent Change
	2015	2014

Revenue
Services	$128,799	$106,501	20.9%
Products	20,568	16,346	25.8%
Total revenue	149,367	122,847	21.6%

Cost and Expenses
Cost of services	114,372	94,273	21.3%
Cost of products	17,598	14,333	22.8%
General and administrative expenses	25,041	26,946	(7.1)%
Amortization	5,820	8,516	(31.7)%
Depreciation	13,945	9,879	41.2%
Loss on sale of long-lived assets	1,316	1,719	(23.4)%
Gain on sale of Transferred Assets	—	(39,715)	*
Total costs and expenses	178,092	115,951	53.6%
(Loss) income from operations	(28,725)	6,896	*
Interest expense	(24,822)	(24,529)	1.2%
Interest income	4	8	(50.0)%
Loss before provision for income taxes	(53,543)	(17,625)	*
Provision for income taxes	763	(1,038)	*
Net loss	$(52,780)	$(18,663)	*
________________________
*Not meaningful

Revenue

Total revenue increased $26.5 million, or 21.6%, to $149.4 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014. ARPU increased by $23.82, or 21.8%, to $132.98 as of December 31, 2015 compared with December 31, 2014.

Services revenue increased $22.3 million, or 20.9%, to $128.8 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014. The increase was primarily due to a $19.7 million increase in services revenue from RMR growth and higher ARPU and a $2.6 million increase from non-RMR services revenue.

Products revenue increased $4.2 million, or 25.8%, to $20.6 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014 primarily due to an increase of $4.0 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Total cost and expenses increased $62.1 million, or 53.6%, to $178.1 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014, primarily related to the changes discussed below.

Cost of services increased $20.1 million, or 21.3%, to $114.4 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014. The increase in cost of services is due to an $11.2 million increase in wages and subcontractor labor and a $10.6 million increase in monitoring and managed service expense offset by a $1.3 million decrease in provisioning and customer transfer costs and a $0.3 million decrease in other operating expenses. Cost of services may be higher than services revenue during high growth periods due to non-product sales and installation costs related to new RMR installations. For the year ended December 31, 2015, the cost of servicing ending RMR of $10.8 million compared to $8.4 million of ending RMR for the same period in 2014 and installation service costs were higher related to the installation of $3.1 million of RMR during the year ended December 31, 2015.

Cost of products increased $3.3 million, or 22.8%, to $17.6 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014. The increase in cost of products is related to increase in installation materials, net of capitalized installation materials, of $2.8 million associated with higher installation revenue and new RMR added during the year ended December 31, 2015 and an increase in maintenance material costs of $0.5 million.

General and administrative expenses decreased $1.9 million, or 7.1%, to $25.0 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014. The decrease for the year ended December 31, 2015 was primarily due to $2.4 million in lower transaction fees and other costs related to the sale of the Transferred Assets in 2014, a decrease in administrative wages by $0.7 million and a decrease in professional fees of $0.3 million primarily offset by an increase in bad debt expense of $1.0 million, an increase in accrued management fees of $0.6 million and an increase in property taxes of $0.1 million.

Amortization expense decreased $2.7 million, or 31.7%, to $5.8 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014. The decrease was primarily due to the end of amortizable life of acquired alarm monitoring accounts as of December 31, 2015.

Depreciation expense increased $4.1 million, or 41.2%, to $13.9 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014. The increase was primarily due to the net addition of new subscriber system assets of $35.8 million.

Interest Expense

Interest expense remained relatively flat at $24.8 million for the year ended December 31, 2015 as compared to $24.5 million for the year ended December 31, 2014.

Provision for Income Taxes

Provision for income taxes decreased $1.8 million to $0.8 million for the year ended December 31, 2015 as compared with the year ended December 31, 2014. During the fourth quarter of 2015, we identified differences in the book basis and tax basis of acquired goodwill. As a result, a $1.1 million decrease in deferred tax liabilities for the three months ended December 31, 2015 was recorded resulting in an income tax benefit. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. In addition, the Company has recorded deferred tax liabilities of $7.5 million and $8.1 million at December 31, 2015 and 2014, respectively, primarily related to the tax difference resulting from tax amortization of the Company’s goodwill. The effective tax rate was (4.26)% and 1.43% at December 31, 2015 and 2014, respectively. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss increased $34.1 million to $52.8 million for the year ended December 31, 2015 as compared to $18.7 million for the year ended December 31, 2014. The increase is related to the $39.7 million gain on the sale of the Transferred Assets realized in 2014 and the other factors described above.

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
________________________
*Not meaningful

Revenue

Total revenue decreased $3.9 million, or 3.1%, to $122.8 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The decrease was primarily related to an $11.7 million decline attributable to the Transferred Assets, offset by an increase in ARPU of $28.04, or 34.6%, to $109.16 as of December 31, 2014 compared with December 31, 2013.

Services revenue decreased $5.0 million, or 4.5%, to $106.5 for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The decrease was primarily due to an $11.2 million decline attributable to the Transferred Assets, partially offset by an increase of $6.2 million in services revenue from RMR growth with higher ARPU.

Products revenue increased $1.1 million, or 7.4%, to $16.3 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013 primarily due to an increase in service material products revenue of $1.6 million, partially offset by a $0.5 million decrease in product installations from the sale of the Transferred Assets.

Cost and Expenses

Total cost and expenses decreased $33.9 million, or 22.6%, to $116.0 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013 primarily related to the $39.7 million gain on the sale of the Transferred Assets in 2014 and the changes discussed below.

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

General and administrative expenses increased $1.2 million, or 4.5%, to $26.9 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013. The increase for the year ended December 31, 2014 was primarily due to $2.0 million of transaction costs related to the sale of the Transferred Assets. The Company also realized a decrease in general and administrative expenses of $1.1 million related to the sale of the Transferred Assets, a $0.8 million decrease in fees related to canceled circuits and customer early termination fees offset by an increase of $1.2 million in legal and professional fees primarily related to the registration statement for the Notes in 2014.

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

Provision for Income Taxes

Provision for income taxes increased $0.3 million, or 43.8%, to $1.0 million for the year ended December 31, 2014 as compared with the year ended December 31, 2013 primarily due to additional taxes from the sale of the Transferred Assets. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. In addition, the Company has recorded deferred tax liabilities of $8.1 million and $7.5 million at December 31, 2014 and 2013, respectively, primarily related to certain differences between the book and tax amortization of the Company’s goodwill. The effective tax rate increased from (1.53)% at December 31, 2013 to (4.26)% at December 31, 2014.

Net Loss

Net loss decreased $29.2 million to $18.7 million for the year ended December 31, 2014 as compared to $47.8 million for the year ended December 31, 2013. The decrease is related to the $39.7 million gain on the sale of the Transferred Assets in 2014 and the other factors described above.

Non-GAAP Financial Measures

We use certain financial measures, including EBITDA and Pre SAC EBITDA, as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. These measures are used in the internal management of our business, along with the most directly comparable GAAP financial measures, in evaluating our operating performance. In addition, our presentation of Pre SAC EBITDA is consistent with the equivalent measurements that are contained in the Revolving Credit Facility and the indenture governing the Notes. We caution investors that amounts presented in accordance with our definition of Pre SAC EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Pre SAC EBITDA in the same manner.

EBITDA represents net loss attributable to Holdings before interest expense, interest income, income taxes, depreciation, amortization and net loss attributable to noncontrolling interest. Pre SAC EBITDA represents EBITDA as further adjusted for gain or loss of sale of long-lived assets, gain on sale of the Transferred Assets, accrued but not currently payable management fees, loss on extinguishment of debt, sales and installation costs, net of sales and installation revenue, related to organic RMR growth, plus 50% of non-capitalized corporate and service center administrative costs related to organic RMR growth, less capitalized subscriber system assets. Our calculation of Pre SAC EBITDA does not include any adjustments for expenses related to the sale of the Transferred Assets, the merger of The Greater Alarm Company, Inc. and Westec into Interface Systems in September 2013, financing of the Revolving Credit Facility or costs of preparing for the registration and exchange of the Notes, each of which occurred in 2014. These expenses for the years ended December 31, 2015, 2014 and 2013 were $0.2 million, $2.7 million and $0.8 million, respectively.

Our measurement of EBITDA and Pre SAC EBITDA may not be comparable to similarly titled measures of other companies and are not measures of performance calculated in accordance with GAAP. We have included information concerning EBITDA and Pre SAC EBITDA because we believe that such information is used by certain investors as supplemental measures of a company’s historical ability to service debt. We believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA and Pre SAC EBITDA when reporting their results. Our presentation of EBITDA and Pre SAC EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

EBITDA and Pre SAC EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Because of these limitations, EBITDA and Pre SAC EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Pre SAC EBITDA only for supplemental purposes. Please see our consolidated financial statements contained in this Annual Report.

The following table sets forth a reconciliation of net loss attributable to the Company to EBITDA and Pre SAC EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013

Net loss attributable to Interface Security Systems Holdings, Inc.	$(52,780)	$(18,663)	$(47,790)
Net loss attributable to noncontrolling interest	—	—	(30)
Provision for income taxes	(763)	1,038	722
Interest expense	24,822	24,529	23,954
Interest income	(4)	(8)	(14)
Depreciation	13,945	9,879	10,121
Amortization	5,820	8,516	10,761
EBITDA	(8,960)	25,291	(2,276)
Loss on sale of long-lived assets	1,316	1,719	109
Gain on sale of Transferred Assets	—	(39,715)	—
Accrued management fees (a)	792	—	—
Loss on extinguishment of debt	—	—	572
Sales and installation expense (b)	99,871	71,534	66,383
50% of overhead expenses (c)	12,125	13,369	12,638
Capitalized expenditures, subscriber system assets (d)	(35,850)	(17,101)	(15,642)
Sales and installation revenue (e)	(23,047)	(24,685)	(23,635)
Pre SAC EBITDA	$46,247	$30,412	$38,149

(a)	Reflects fees under the Management Services Agreement with SunTx Capital Management Corp., the general partner of SunTx Capital Partners L.P., that are accrued but not currently payable.

(b)	Reflects sales and installation costs related to organic RMR growth.

(c)
Reflects 50% of the corporate and service center administrative costs related to organic RMR growth and is not capitalized. Corporate and service center administrative costs include expenses and the related overhead to support the RMR and installation growth. Other industry participants customarily allocate 50% of their overhead cost to RMR and sales growth.

(d)  Reflects sales and installation costs related to organic RMR growth, including those costs that are capitalized as subscriber systems assets. Since the full amount of sales and installation expense is added as an adjustment in (b) above, the capitalized portion of the sales and installation cost is deducted from the Pre SAC EBITDA calculation.

(e)	Reflects revenue received for the installation of subscriber systems related to organic RMR growth to match certain costs incurred in connection with the installations as described in (b) above.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary sources of liquidity are cash on hand and the Revolving Credit Facility. As of December 31, 2015, we had cash on hand of $12.1 million and $13.9 million of available borrowing capacity under the Revolving Credit Facility. We had working capital of $6.3 million and $20.0 million as of December 31, 2015 and December 31, 2014, respectively. We used $28.0 million, $44.9 million and $19.4 million of cash to fund our operations for the years ended December 31, 2015, 2014 and 2013, respectively. As of February 29, 2016, we had cash on hand of $2.6 million and $13.9 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand, current borrowing availability as of February 29, 2016 and the cash flow impact of recent contract roll-outs, we expect to have sufficient funds to pay the interest payments of an aggregate amount of $10.6 million due under the Notes in July 2016 and January 2017.

We incurred net direct costs associated with the upfront costs related to the origination of new customers of $41.0 million, $29.7 million and $27.1 million to create new RMR of $3.1 million, $1.8 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total direct costs, including the portion of equipment costs capitalized as subscriber system assets, was $76.8 million, $46.8 million and $42.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our cash used for operations for the years ended December 31, 2015, 2014 and 2013 is primarily due to these investments.

Management believes there is significant cash flows resulting from the steady growth in our RMR at historical investment levels. We have demonstrated historical increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. We also believe this enhances our ability to service debt obligations. As of December 31, 2015, we are actively billing approximately $10.8 million of RMR and $1.0 million of Contracted Backlog of which a majority is expected to be installed in the first six months of 2016. The related equipment and materials have been procured for the Contracted Backlog.

As of December 31, 2014, management could not provide assurance that we would achieve positive cash flow during high volume net new RMR growth periods, that no longer investing in creating new RMR and replacing attrition (“Steady State”) would produce sufficient cash flow to meet all of our obligations or that we could raise additional debt and/or equity capital. These factors raised substantial doubt about our ability to continue as a going concern.

We have raised capital in the past through the sale of debt securities and we may seek alternative sources of capital or debt dependent on market conditions in the future. On June 30, 2015, we entered into a consent and fifth amendment to the Revolving Credit Facility with Capital One to permit, and in which Capital One consented to, certain events in connection with the establishment of Grand Master, as the owner of 100% of the capital stock of Master Holdings, the direct parent company of the Company. In connection with the restructuring, Grand Master closed a private placement of $67.0 million aggregate principal amount of unsecured notes on July 7, 2015. Also on July 7, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from the offering to fund the Company's growth initiatives. On June 30, 2015, we entered into a Master Services Agreement with a specialty retailer and distributor of professional beauty supplies, pursuant to which we will provide a fully-managed bundled services solution to approximately 4,200 locations. A portion of the net proceeds from the capital contribution was used to fund the deployment of this contract, which was substantially completed in February 2016. SunTx Capital Management Corp., as the ultimate general partner of SunTx Interface, LP, the majority stockholder of Holdings, is committed to fulfill the financial obligations and support any cash flow shortfalls or needs of Holdings through March 25, 2017. As a result, the conditions that raised the substantial doubt about whether we would continue as a going concern no longer existed as of March 24, 2016.

During high volume net new RMR growth periods, management cannot provide assurance that we will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could enter into Steady State and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2015 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and 2015 RMR Contracted Backlog. During the year ended December 31, 2015, we added more new RMR from existing customers' new store activity or RMR upgrades than our total gross attrition for the same period, which allows us to replace attrition at a lower cost of new RMR than if we were to operate in Steady State. Management believes that our current capital resources are adequate to meet our debt obligations, continue operations, maintain our business strategy and steadily grow RMR for the next twelve months.

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2015	2014	2013

Net cash used in operating activities	$(27,963)	$(44,853)	$(19,355)
Net cash (used in) provided by investing activities	(37,156)	24,127	(18,686)
Net cash provided by financing activities	51,382	46,198	36,828

Cash Flows from Operating Activities

Net cash used in operating activities decreased by $16.9 million from $44.9 million for the year ended December 31, 2014 to $28.0 million for the year ended December 31, 2015. The decreased use of cash for the year ended December 31, 2015 was primarily related to a $17.9 million decrease in inventory related to the installation of Contracted Backlog in 2014, offset by a decrease in accounts payable of $10.4 million related to the timing of payments, an increase in prepaid expenses of $6.8 million and a $2.5 million increase in accounts receivable due to RMR growth in 2015.

Net cash used in operating activities increased $25.5 million from $19.4 million for the year ended December 31, 2013 to $44.9 million for the year ended December 31, 2014. This increased use of cash for the year ended December 31, 2014 was primarily related to the increase in net loss (excluding the gain on the Transferred Assets) due to an increase in operating costs incurred during the period associated with the investment in new RMR growth. The increase also included a $7.0 million increase in prepaid expenses primarily related to management and support services for contracted RMR, an increase in inventory of $9.6 million and an increase in accounts receivable of $1.6 million due to RMR growth in 2015 and the timing of payments from our customers. These increases were offset by increases in accounts payable of $6.8 million and accrued expenses of $1.6 million due to increased installations and RMR growth in 2014.

Cash Flows from Investing Activities

Our investing activities mainly consisted of the proceeds from the sale of the Transferred Assets in 2014 and capital expenditures for subscriber system assets. Capital expenditures primarily consist of periodic additions to property and equipment to support the growth in our business.

Net cash from investing activities decreased $61.3 million from $24.1 million of net cash provided by investing activities for the year ended December 31, 2014 to $37.2 million of net cash used in investing activities for the year ended December 31, 2015. The decrease is primarily related to proceeds of approximately $40.8 million for the sale of the Transferred Assets, net of change in restricted cash, and an increase of $18.3 million in subscriber system assets as a result of higher RMR during the period from a large bundled deployment.

Net cash from investing activities increased $42.8 million from $18.7 million of net cash used in investing activities for the year ended December 31, 2013 to $24.1 million of net cash provided by investing activities for the year ended December 31, 2015. The increase is primarily related to proceeds of approximately $40.8 million for the sale of the Transferred Assets, net of change in restricted cash, offset by an increase of $2.0 million in subscriber system assets as a result of higher RMR during the period from a large bundled deployment.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of investment costs associated with generating new customers that are not covered through our operating cash flows and acquisitions.

Net cash from financing activities increased $5.2 million from $46.2 million of net cash provided by financing activities for the year ended December 31, 2014 to $51.4 million for the year ended December 31, 2015. During the year ended December 31, 2014, we issued $71.6 million of common stock, redeemed all of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of our Class E Preferred Stock and paid a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Notes and borrowed $5.5 million on the Revolving Credit Facility. During the year ended December 31, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from its notes offering to fund the Company's growth initiatives, and we had $4.0 million in net draws on our Revolving Credit Facility to fund new RMR installations and working capital needs.

During the year ended December 31, 2014, our net cash provided by financing activities was $46.2 million compared to $36.8 million during the year ended December 31, 2013. The increase is primarily related to the $71.6 million of cash received during the year ended December 31, 2014 from Master Holdings as consideration for its purchase of shares of common stock of Holdings and the $5.5 million in draws on the Revolving Credit Facility to fund new RMR installations and working capital needs, partially offset by the redemption of the issued and outstanding shares of our Class G and Class F Preferred Stock and a portion of our Class E Preferred Stock and payment of a cash dividend in an aggregate amount of approximately $27.3 million to our stockholders as permitted under the indenture governing the Notes. We also paid approximately $3.1 million more for capital leases and other obligations during the year ended December 31, 2014.

Current Indebtedness

Notes

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

Revolving Credit Facility

Interface Systems, as borrower, and Holdings, as guarantor, entered into the Revolving Credit Facility on January 18, 2013. The Revolving Credit Facility has an available borrowing capacity equal to the lesser of $50.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of December 31, 2015 and December 31, 2014, we had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of December 31, 2015 and December 31, 2014).

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

On December 31, 2015, our available borrowing capacity was $50.0 million, of which $36.1 million was drawn and $13.9 million was available for borrowing. As of February 29, 2016, our available borrowing capacity was $50.0 million, of which $36.1 million was drawn and $13.9 million was available for borrowing.

Restrictive Covenants

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

As of December 31, 2015, we were in compliance with the applicable restrictive covenants under our debt agreements, and we expect to remain in compliance for at least the next twelve months.

Recently Issued Accounting Standards
See Note 18 to the Consolidated Financial Statements for information about recent accounting pronouncements.

Off-Balance Sheet Arrangements

Other than off-balance sheet arrangements in connection with operating leases, we had no off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

The following table sets forth our contractual cash obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Notes (1)	$230,000	$—	$230,000	$—	$—
Revolving Credit Facility (2)	36,000	—	36,000	—	—
Interest payments (3)	55,938	22,625	33,313	—	—
Operating lease obligations	12,735	2,700	4,005	2,795	3,235
Other financing arrangements (4)	2,747	2,568	179	—	—
Capital lease obligations	249	240	9	—	—
Total contractual cash obligations	$337,669	$28,133	$303,506	$2,795	$3,235

(1) The Notes have a maturity date of January 15, 2018 and have an interest rate of 9.25% with semi-annual payments due on January 15th and July 15th.

(2) The Revolving Credit Facility has a maturity date of January 15, 2018.

(3) Interest payments on variable debt are estimated using amounts outstanding at December 31, 2015 and the average implied forward London Interbank Offering Rate (“LIBOR”) in effect at December 31, 2015. Actual interest payments will differ based on actual LIBOR rates and actual amounts outstanding for applicable periods. Interest payments on the Notes have been calculated by applying an interest rate of 9.25% at December 31, 2015 to the outstanding principal amount of the Notes of $230.0 million at December 31, 2015.

(4) We have entered into financing arrangements for the purchase of inventory and managed support services. The financing arrangements are non-interest bearing and payable over 24 months in duration. The imputed interest on the financing arrangements was not significant based on the lender's borrowing rate.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus 3.25% (3.75% as of December 31, 2015). As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility bearing variable interest rates. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility due to market conditions as of December 31, 2015 would result in an increase of approximately $3.6 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements, the related notes thereto, and the reports of independent accountants are included in this annual report beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported in our Current Report on Form 8-K, filed on August 17, 2015, on August 12, 2015, our Audit Committee dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm and appointed Grant Thornton LLP as our independent registered public accounting firm. There were no disagreements or reportable events in connection with the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective, at a reasonable assurance level.
Because we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.
Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information concerning the individuals that are currently serving as our executive officers and members of our board of directors. The age of each officer and director set forth below is as of March 24, 2016.

Name	Age	Position
Michael T. Shaw	67	Chief Executive Officer and Director
Michael J. McLeod	57	President and Chief Operating Officer
Charles H. Moeling	48	Chief Marketing Officer
Kenneth W. Obermeyer	48	Chief Financial Officer and Treasurer
Craig Jennings	57	Chairman of the Board
Ned N. Fleming, III	56	Director
Michael J. Seay	33	Director

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

Michael J. McLeod. Mr. McLeod has served as President and Chief Operating Officer of Holdings since August 2000 and also serves as President and Chief Operating Officer of Interface Systems. Mr. McLeod joined Holdings in 2000 and has 35 years of senior operations management experience in the security industry. Mr. McLeod oversees our regional and national field operations team in addition to overseeing Holdings’ customer operations staff. Previously, Mr. McLeod held managerial roles at API Security, Sonitrol Corporation and Security Technologies Group.

Charles H. Moeling. Mr. Moeling has served as Chief Marketing Officer since August 2015. Mr. Moeling has more than 21 years of strategy, sales, operations and IP technology experience, including twelve years consulting with Bain & Company and Accenture plc (formerly known as Andersen Consulting). Mr. Moeling also served as Vice President of Retail at Radiant Systems Inc., as well as Executive Vice President and Chief Marketing Officer with Westec Intelligent Surveillance, Inc. from 2009 through 2012, formerly a subsidiary of the Company. From 2012 until his appointment as Chief Marketing Officer, Mr. Moeling served as Executive Vice President at Interface Systems. Mr. Moeling holds an MBA from The Wharton School of the University of Pennsylvania and a BE in Electrical Engineering from Vanderbilt University.

Kenneth W. Obermeyer. Mr. Obermeyer has served as Chief Financial Officer and Treasurer of Holdings since July 2002 and also serves as Chief Financial Officer of Interface Systems. Mr. Obermeyer joined Holdings in 1998 and has 24 years of senior financial management experience in the security industry. Mr. Obermeyer is responsible for monitoring our financial reporting and oversees numerous departments including human resources, administration, accounting and finance, and credit and collection. Previously, Mr. Obermeyer spent nearly a decade holding senior financial positions with Security One/Habitec and Centennial Security Systems, where he served as Accounting Manager / Controller and Vice President of Finance, respectively.

Craig Jennings. Mr. Jennings has been a member of the board of directors of Holdings since 2001 and has served as Chairman of the Board since September 2008, and he has also served on the board of managers of Interface Systems since 2001. Mr. Jennings has been a Partner and Chief Financial Officer of SunTx Capital Management Corp., the general partner of SunTx Capital L.P. (“SunTx Management”), since January 2000. He served as Chairman of Huron, Inc. from July 2005 to February 2013. He has also served as a director of Ranger Offshore, Inc. since May 2010. Before co-founding SunTx, Mr. Jennings was Vice President of Finance and Treasurer of Spinnaker

Industries, Inc. Mr. Jennings also held senior finance positions at two publicly-traded manufacturing companies. Previously, Mr. Jennings was a senior audit manager with Ernst & Young, LLP. Mr. Jennings has significant experience in managing private equity investments on behalf of SunTx, including experience in financing, analyzing and investing in private and public companies. In addition, his experience as chief financial officer and senior financial officer with private and public companies provides him with extensive accounting, finance, capital markets and strategic planning experience.

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

Board Composition

Our board of directors currently consists of four directors, Messrs. Jennings, Fleming, Seay and Shaw. SunTx controls the appointment of the directors of Holdings through its ownership of the substantial majority of the voting power of Grand Master.

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

Item 11. Executive Compensation.

Executive Compensation

As an “emerging growth company” under applicable SEC rules, we are subject to reduced public company reporting requirements with respect to our executive compensation disclosure. The information in this Executive Compensation section reflects the compensation structure and policies of the Company in effect as of December 31, 2015, unless otherwise noted, for the following named executive officers (the “named executive officers”):

•	Michael T. Shaw, our Chief Executive Officer;

•	Michael J. McLeod, our Chief Operating Officer;

•	Charles H. Moeling, our Chief Marketing Officer; and

•	Kenneth W. Obermeyer, our Chief Financial Officer.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of our named executive officers for fiscal years 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	All Other Compensation ($)(2)	Total ($)

Michael T. Shaw	2015	472,000	350,000	18,000	840,000
Chief Executive Officer	2014	460,000	235,000	42,000	737,000

Michael J. McLeod	2015	337,000	200,000	18,000	555,000
Chief Operating Officer	2014	325,000	175,000	39,050	539,050

Charles H. Moeling(3)	2015	225,000	543,700	28,800	797,500
Chief Marketing Officer

Kenneth Obermeyer	2015	337,000	200,000	18,000	555,000
Chief Financial Officer	2014	325,000	175,000	30,000	530,000

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

(2) The amounts shown reflect, for each named executive officer, the matching contributions we made on behalf of the named executive officers to the Company’s 401(k) savings plan (which is more fully described under “—Retirement Benefits” below). For 2015, such amounts were $0 for Mr. Shaw, $0 for Mr. Obermeyer and $2,550 for Mr. McLeod. Also included in this column for each named executive officer are monthly company car allowance payments of $1,500 per month for Mr. Shaw, Mr. Obermeyer and Mr. McLeod and $2,400 per month for Mr. Moeling.

(3) Mr. Moeling was appointed Chief Marketing Officer in August 2015.

Employment Agreements

We entered into amended and restated employment and non-competition agreements with Messrs. Shaw, McLeod and Obermeyer dated as of February 10, 2015. We entered into an employment agreement with Mr. Moeling dated as of August 10, 2015. The initial terms of the agreements with Messrs. Shaw, McLeod and Obermeyer run until December 31, 2016, and automatically renew for additional one-year terms. Mr. Moeling's employment agreement has an initial term through September 14, 2017, and automatically renews for additional one-year terms. Mr. Shaw’s employment agreement entitles him to receive a base salary of $472,000, and each of Messrs. Obermeyer and McLeod are entitled to receive a base salary of $337,000 under their respective employment agreements. Mr. Moeling's employment agreement entitles him to receive a base salary of $225,000. The base salary for each executive may be increased by our board of directors in its discretion. Each named executive officer also is eligible to receive a fiscal year bonus in an amount to be determined by our board of directors, and a monthly company car allowance. The total combined base salary and car allowance compensation per the amended and restated employment agreement did not change from prior years.

The severance provisions of these agreements are summarized below under the heading “—Potential Payments upon Termination or Change in Control.”

Each executive is also subject to a one-year post-termination, non-solicitation covenant and a one-year post-termination, non-competition covenant.

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

Outstanding Equity Awards at 2014 Fiscal Year-End

As at December 31, 2015, none of our named executive officers had any outstanding equity awards.

Retirement Benefits

The Company sponsors a 401(k) savings plan covering substantially all employees who are at least age 21 and have completed six months of service with the Company. Employees, including our named executive officers, may make salary deferral elections up to statutory limits. The Company, at its discretion, may make employer contributions to the plan, to be allocated to participant accounts based on employee compensation at the end of the plan year. Employees must be active participants to the plan during or at the end of the plan year and must meet certain requirements including hours of service to be eligible to receive this contribution. During 2015 and 2014, the Company made contributions of $0.2 million and $0.1 million, respectively.

Potential Payments upon Termination or Change in Control

The employment agreement for each of Messrs. Shaw, McLeod, Obermeyer and Moeling provides that if his employment is terminated by us as a result of non-renewal or without “cause” or by the executive for “good reason,” (both as defined below), then the executive will be entitled to continue to receive payment of his base salary, monthly car allowance, insurance and other benefits in effect at the time of such termination for one year. However, if the executive is employed or engaged as a consultant, advisor or similar position during the one-year period after termination, then the amounts due to him under the employment agreement will be reduced by the amounts that he earns in such employment.

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

“Good reason” is defined in the LTIP as: (i) assignment of duties materially inconsistent with a participant’s position, duties, responsibilities and status with the Company during the six months immediately preceding a Disposition Event or the participant’s position, duties, responsibilities and status are materially diminished from those in effect during the six months immediately preceding a Disposition Event; (ii) a material reduction in the participant’s annual base salary or target incentive opportunities in effect during the six months immediately preceding a Disposition Event; (iii) a material reduction in the aggregate level of employee benefits offered to the participant from those in effect during the six months immediately preceding a Disposition Event; or (iv) a requirement that the participant regularly perform his duties of employment beyond a 50-mile radius from the location of the participant’s employment immediately prior to the Disposition Event.

Director Compensation

None of our directors receive from us any payment of fees or other compensation for their services as directors.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2015, Messrs. Jennings and Fleming were members of our compensation committee, each of whom is a partner of SunTx Management. None of our directors has ever been, or is currently, one of our officers or employees. We are parties to certain transactions with SunTx described in “Item 13. Certain Relationships and Related Transactions, and Director Independence.” During 2015, none of our executive officers served as a member of the compensation committee of another entity, any of whose executive officers served on our board of directors, or compensation committee, and none of our executive officers served as a director of another entity, any of whose executive officers served on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of our issued and outstanding shares of common stock and preferred stock are owned by Master Holdings, which is 100% owned by Grand Master. Pursuant to Grand Master's amended and restated certificate of incorporation, Grand Master has two classes of common stock, Class A Voting Common Stock and Class B Non-Voting Common Stock, and three classes of preferred stock, Class A Preferred Stock, Class C Preferred Stock and Class E Preferred Stock. The shares of Class E Preferred Stock have the right to vote together with the Class A Voting Common Stock and not as a separate class on all matters submitted to a vote of the holders of Class A Voting Common Stock. The following table sets forth information regarding the beneficial ownership of Grand Master's equity securities as of March 24, 2016 by (i) each person known to beneficially own more than 5% of each class of Grand Master's voting securities, (ii) each of our named executive officers, (iii) each member of our board of directors and (iv) all of our executive officers and directors as a group.

At March 24, 2016, the following shares of Grand Master were outstanding (i) 21,676.87 shares of Class A Voting Common Stock; (ii) 8,042.92 shares of Class B Non-Voting Common Stock; (iii) 39,398.00 shares of Class A Preferred Stock; (iv) 16,094.44 shares of Class C Preferred Stock; and (v) 10,467.05 shares of Class E Preferred Stock.

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

	Class A Voting			Class B Non-Voting		Class A		Class C			Class E
	Common Stock (1)			Common Stock		Preferred Stock		Preferred Stock (1)			Preferred Stock
Name of Beneficial Owner	No. of Shares		% of Class	No. of Shares	% of Class	No. of Shares	% of Class	No. of Shares		% of Class	No. of Shares	% of Class

Michael T. Shaw	126.98	(2)	*	646.78	8.1%	145.00	*	65.00	(2)	*	41.75	*
Michael J. McLeod	96.56	(3)	*	276.37	3.4%	115.95	*	53.27	(3)	*	27.69	*
Chuck H. Moeling	—		—	—	—	—	—	—		—	—	—
Kenneth Obermeyer	69.72	(4)	*	202.32	2.5%	58.11	*	46.88	(4)	*	23.40	*
Ned N. Fleming III (5)	28,420.51	(6)	88.4%	5,112.80	63.6%	36,990.57	93.9%	25,389.49	(6)	95.6%	9,849.91	94.1%
Craig Jennings	—		—	—	—	—	—	—		—	—	—
Michael J. Seay	—		—	—	—	—	—	—		—	—	—
Directors and executive officers (7 persons) (7)	28,713.77		89.3%	6,238.27	77.6%	37,309.63	94.7%	25,554.64		96.2%	9,942.75	95.0%
SunTX Capital Partners, L.P. (8)	28,420.51	(6)	88.4%	5,112.80	63.6%	36,990.57	93.9%	25,389.49	(6)	95.6%	9,849.91	94.1%
Thrivent Financial (9)	1,136.50		3.5%	—	—	—	—	—		—	—	—

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

(2) Includes beneficial ownership of 41.75 shares of Class E Preferred Stock.

(3) Includes beneficial ownership of 27.69 shares of Class E Preferred Stock.

(4) Includes beneficial ownership of 23.40 shares of Class E Preferred Stock.

(5) Includes beneficial ownership of shares owned by funds that are controlled by SunTx. Mr. Fleming does not own any shares directly and disclaims beneficial ownership of any shares beneficially owned by SunTx.

(6) Includes beneficial ownership of 9,849.91 shares of Class E Preferred Stock.

(7) Includes the information in footnotes 2 through 6 above.

(8) Includes beneficial ownership of shares owned by funds that are controlled by SunTx. SunTx’s principal address is Two Lincoln Centre, Suite 1000, 5420 LBJ Freeway, Dallas, TX 75240.

(9) Thrivent Financial’s principal address is 625 Fourth Avenue South, Minneapolis, MN 55415.

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

In addition to the management services fee, in connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for the Grand Master Notes, the Company is not permitted to pay the fees to SunTx Management under the Management Agreement unless, among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to incur such $1.00 of additional indebtedness for the trailing four quarters ended December 31, 2015 and therefore, no fees were paid to SunTx Management during 2015.

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

Interface Systems paid SunTx Management $0.2 million and $0.5 million in management service fees for the years ended December 31, 2014 and 2013 a, respectively. In addition to the management services fee, Interface Systems paid SunTx Management (i) in January 2013 and (ii) in January 2014, $0.9 million for transaction fees in connection with the disposition of the Transferred Assets.

Other Related Party Transactions

Mr. Greg Shaw (a son of Mr. Michael Shaw, our Chief Executive Officer) is an employee of Holdings. Mr. Greg Shaw earned $588,400, $302,000 and $159,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange (the “NYSE”) and subject to such requirements, we would be entitled to rely on the controlled company exception contained in Section 303A of the NYSE Listed Company Manual for exception from the independence requirements related to the majority of our board of directors and for the independence requirements related to our compensation committee. Pursuant to Section 303A of the NYSE Listed Company Manual, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors and that the compensation committee of such company be comprised solely of independent directors. At March 24, 2016, SunTx held approximately 88% of the voting power of Grand Master and Master Holdings held 100% of the voting power of Holdings, which would qualify Holdings as a controlled company eligible for exemption under the rule.

Item 14. Principal Accounting Fees and Services.
Aggregate fees billed to the Company represent fees billed by the Company’s principal independent registered public accounting firm, Grant Thornton LLP in 2015 and PricewaterhouseCoopers LLC in 2014:

Fee Category	December 31, 2015	December 31, 2014
Audit Fees (a)	$457,000	$768,000
Audit-Related Fees (b)	—	—
	457,000	768,000
Tax Fees (c)	—	—
All Other Fees (d)	—	—
Total	$457,000	$768,000

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

Date: March 24, 2016	By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael T. Shaw	Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2016
Michael T. Shaw

/s/ Kenneth Obermeyer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2016
Kenneth Obermeyer

/s/ Craig J. Jennings	Director and Chairman of the Board	March 24, 2016
Craig J. Jennings

/s/ Ned N. Fleming, III	Director	March 24, 2016
Ned N. Fleming, III

/s/ Michael J. Seay	Director	March 24, 2016
Michael J. Seay

S-1

Exhibit Index

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

10.7
Waiver to Credit Agreement, dated March 30, 2015, among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A. (incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K filed on March 31, 2015, File No. 333-197319).

10.8
Fourth Amendment to Credit Agreement, dated March 30, 2015, among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A. (incorporated by reference to Exhibit 10.7 of Annual Report on Form 10-K filed on March 31, 2015, File No. 333-197319).

10.9
Consent and Fifth Amendment to Credit Agreement, dated June 30, 2015, among Interface Security Systems, L.L.C., Interface Security Systems Holdings, Inc. and Capital One, N.A. (incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on July 2, 2015, File No. 333-197319).

10.10
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

10.13+
Amended and Restated Employment and Non-Competition Agreement, dated as of February 10, 2015, by and between Interface Security Systems, L.L.C. and Michael T. Shaw (incorporated by reference to Exhibit 10.2 of Interface Security Systems Holdings, Inc.’s Current Report on Form 8-K filed on July 2, 2015, File No. 333-197319).

10.14+
Amended and Restated Employment and Non-Competition Agreement, dated as of February 10, 2015, by and between Interface Security Systems, L.L.C. and Michael J. McLeod (incorporated by reference to Exhibit 10.3 of Interface Security Systems Holdings, Inc.’s Current Report on Form 8-K filed on July 2, 2015, File No. 333-197319).

10.15+
Amended and Restated Employment and Non-Competition Agreement, dated as of February 10, 2015, by and between Interface Security Systems, L.L.C. and Kenneth W. Obermeyer (incorporated by reference to Exhibit 10.4 of Interface Security Systems Holdings, Inc.’s Current Report on Form 8-K filed on July 2, 2015, File No. 333-197319).

10.16+
Amended and Restated Employment and Non-Competition Agreement, dated as of August 10, 2015, by and between Interface Security Systems, L.L.C. and Charles Moeling (incorporated by reference to Interface Security Systems Holdings, Inc.’s Current Report on Form 8-K filed on August 14, 2015, File No. 333-197319).

10.17+	Interface Security Systems Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.12 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).
10.18+
Interface Security Systems Holdings, Inc. Long-Term Incentive Plan Award Agreement, dated as of April 10, 2007, by and between Interface Security Systems Holdings, Inc. and Michael Shaw (incorporated by reference to Exhibit 10.13 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.19+
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

10.23*	First Lease Amendment, dated as of January 19, 2016, by and between 6340 International, LTD. and Interface Security Systems, L.L.C.
10.24
Lease Agreement, dated as of December 20, 2001, by and between Exeter Midwest Industrial, LLC and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.18 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.25
First Lease Amendment, dated as of March 18, 2002, by and between Exeter Midwest Industrial, LLC and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.19 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.26
Second Lease Amendment, dated as of March 26, 2009, by and between Exeter Midwest Industrial, LLC and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.20 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.27
Third Lease Amendment, dated as of April 21, 2010, by and between Exeter Midwest Industrial, LLC and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.21 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.28
Fourth Lease Amendment, dated as of June 28, 2010, by and between Exeter Midwest Industrial, LLC and Interface Security Systems, L.L.C. (incorporated by reference to Exhibit 10.22 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.29
Assignment and Assumption of Lease and Fifth Lease Amendment, dated as of August 1, 2010, by and between Exeter Midwest Industrial, LLC, Interface Security Systems, L.L.C. and Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 10.23 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.30
Sixth Lease Amendment, dated as of April 8, 2013, by and between Exeter Midwest Industrial, LLC and Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 10.24 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.31
Seventh Lease Amendment, dated as of July 24, 2013, by and between Exeter Midwest Industrial, LLC and Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 10.25 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

10.32
Eighth Lease Amendment, dated as of January 28, 2014, by and between Exeter Midwest Industrial, LLC and Interface Security Systems Holdings, Inc. (incorporated by reference to Exhibit 10.26 of Registration Statement on Form S-4 filed on July 9, 2014, File No. 333-197319).

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 24, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Audited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.
+Management contract or compensatory plan.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Interface Security Systems Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Interface Security Holdings, Inc., (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2015. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of deferred income taxes.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interface Security Systems Holdings, Inc. and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP
St. Louis, Missouri
March 24, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Interface Security Systems Holdings, Inc:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Interface Security Systems Holdings, Inc. and its subsidiaries at December 31, 2014 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for each of the two years in the period ended December 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and on the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
St. Louis, Missouri
March 31, 2015

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARES

	December 31, 2015	December 31, 2014

Assets
Current assets
Cash and cash equivalents	$12,096	$25,833
Accounts receivable, less allowance for doubtful accounts of $1,441 and $1,105 at December 31, 2015 and 2014, respectively	16,002	11,964
Inventories	14,333	21,655
Prepaid expenses and other assets	4,513	3,460
Total current assets	46,944	62,912
Property and equipment, net	49,636	27,718
Intangible assets, net	18,512	24,332
Goodwill	40,463	40,463
Deferred charges	4,520	6,654
Other assets	6,380	7,216
Total assets	$166,455	$169,295

Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of capital leases and other obligations	$2,808	$2,126
Accounts payable	14,528	18,070
Accrued expenses	18,288	16,901
Customer deposits	1,671	2,375
Deferred revenue	3,344	3,419
Total current liabilities	40,639	42,891
Long-term deferred revenue	3,110	2,826
Deferred tax liability	7,497	8,088
Capital leases and other obligations	979	2,280
Long-term debt	266,000	262,000
Total liabilities	318,225	318,085
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at December 31, 2015 and 2014	110,284	110,284
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at December 31, 2015 and 2014	41,154	41,154
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 and 11,060 shares outstanding at December 31, 2015 and 2014, respectively	11,961	11,961
Total mezzanine equity	163,399	163,399
Stockholders’ deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 2,632,840 shares outstanding at December 31, 2015 and 2014	26	26
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 976,880 shares outstanding at December 31, 2015 and 2014	10	10
Additional paid-in-capital	121,364	71,564
Accumulated deficit	(436,569)	(383,789)
Total stockholders’ deficit	(315,169)	(312,189)
Total liabilities and stockholders’ deficit	$166,455	$169,295

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Year Ended December 31,
	2015	2014	2013

Revenue
Services	$128,799	$106,501	$111,520
Products	20,568	16,346	15,222
Total revenue	149,367	122,847	126,742
Costs and Expenses
Cost of services	114,372	94,273	86,902
Cost of products	17,598	14,333	15,659
General and administrative expenses	25,041	26,946	25,776
Amortization	5,820	8,516	10,761
Depreciation	13,945	9,879	10,121
Loss on extinguishment of debt	—	—	572
Loss on sale of long-lived assets	1,316	1,719	109
Gain on sale of Transferred Assets	—	(39,715)	—
Total costs and expenses	178,092	115,951	149,900
Income (loss) from operations	(28,725)	6,896	(23,158)
Interest expense	(24,822)	(24,529)	(23,954)
Interest income	4	8	14
Loss before provision for income taxes	(53,543)	(17,625)	(47,098)
Provision for income taxes	763	(1,038)	(722)
Net loss	(52,780)	(18,663)	(47,820)
Net loss attributable to noncontrolling interest	—	—	30
Net loss attributable to Interface Security Systems Holdings, Inc.	(52,780)	(18,663)	(47,790)
Redeemable Class A Preferred stock dividends	—	(4,564)	(10,411)
Redeemable Class C Preferred stock dividends	—	(1,630)	(3,717)
Convertible and redeemable Class E Preferred stock dividends	—	(502)	(2,358)
Convertible and redeemable Class F Preferred stock dividends	—	(14)	(596)
Redeemable Class G Preferred stock dividends	—	(19)	(813)
Net loss attributable to common stockholders	$(52,780)	$(25,392)	$(65,685)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Number of Shares	$.01 par value	Number of Shares	$.01 par value	Additional paid-in- Capital	Related Party Receivables	Accumulated Deficit	Noncontrolling Interest	Total Stockholders’ Deficit

Balances at December 31, 2012	21,677	$—	8,043	$—	$—	$(124)	$(292,481)	$(128)	$(292,733)
Purchase of noncontrolling interest	—	—	—	—	—	—	(231)	158	(73)
Repayments on related party notes	—	—	—	—	—	24	—	—	24
Dividends accrued on preferred stock	—	—	—	—	—	—	(17,895)	—	(17,895)
Net loss	—	—	—	—	—	—	(47,790)	(30)	(47,820)
Balances at December 31, 2013	21,677	—	8,043	—	—	(100)	(358,397)	—	(358,497)
Repayments on related party notes	—	—	—	—	—	100	—	—	100
Dividends accrued on preferred stock	—	—	—	—	—	—	(6,729)	—	(6,729)
Issuance of common stock	2,611,163	26	968,837	10	71,564	—	—	—	71,600
Net loss	—	—	—	—	—	—	(18,663)	—	(18,663)
Balances at December 31, 2014	2,632,840	26	976,880	10	71,564	—	(383,789)	—	(312,189)
Capital contribution	—	—	—		49,800	—	—	—	49,800
Net loss	—	—	—	—	—	—	(52,780)	—	(52,780)
Balances at December 31, 2015	2,632,840	$26	976,880	$10	$121,364	$—	$(436,569)	$—	$(315,169)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(52,780)	$(18,663)	$(47,820)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	5,820	8,516	10,761
Depreciation	13,945	9,879	10,121
Amortization of deferred charges	2,203	2,184	2,226
Deferred income tax	(590)	594	569
Loss on sale of long-lived assets	1,316	1,719	109
Gain on sale of Transferred Assets	—	(39,715)	—
Loss on extinguishment of debt	—	—	572
Change in operating assets and liabilities
Accounts receivable	(4,039)	(1,557)	(2,008)
Inventories	8,260	(9,608)	348
Prepaid expenses, notes receivable and other assets	(217)	(6,998)	(710)
Accounts payable	(3,566)	6,846	1,281
Accrued expenses	2,179	1,618	4,375
Customer deposits	(704)	(501)	(75)
Deferred revenue	210	833	896
Net cash used in operating activities	(27,963)	(44,853)	(19,355)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(35,828)	(17,503)	(15,471)
Capital expenditures, other	(1,358)	(1,501)	(1,302)
Proceeds from sale of property and equipment	30	332	—
Proceeds from sale of Transferred Assets	—	40,799	87
Change in restricted cash	—	2,000	(2,000)
Net cash (used in) provided by investing activities	(37,156)	24,127	(18,686)
Cash flows from financing activities
Proceeds from debt	—	—	230,000
Payments on debt	—	—	(210,378)
Proceeds from Revolving Credit Facility	4,000	5,500	28,500
Payments on capital leases and other obligations	(2,350)	(3,716)	(592)
Repayments on related party notes	—	100	24
Capital contribution	49,800	71,564	—
Proceeds of issuance from common stock	—	36	—
Dividends paid on preferred stock	—	(17,912)	—
Redemption of preferred stock	—	(9,374)	—
Deferred charges	(68)	—	(10,653)
Purchase of noncontrolling interest	—	—	(73)
Net cash provided by financing activities	51,382	46,198	36,828
Net (decrease) increase in cash	(13,737)	25,472	(1,213)
Cash and cash equivalents
Beginning of period	25,833	361	1,574
End of period	$12,096	$25,833	$361
Supplemental Disclosures
Cash paid for interest	$22,610	$22,502	$14,673
Cash paid for taxes	$380	$180	$180
Noncash items
Capital expenditures in accounts payable	$231	$209	$611
Acquisition of inventory through financing arrangements	$938	$5,281	$—
Acquisition of managed support services through financing arrangements	$—	$1,984	$—
Acquisition of equipment through capital leases	$—	$539	$—
Dividends accrued on Class A preferred stock	$—	$(4,564)	$(10,411)
Dividends accrued on Class C preferred stock	$—	$(1,630)	$(3,717)
Dividends accrued on Class E preferred stock	$—	$(502)	$(2,358)
Dividends accrued on Class F preferred stock	$—	$(14)	$(596)
Dividends accrued on Class G preferred stock	$—	$(19)	$(813)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Interface Security Systems Holdings, Inc. (“Holdings”) is a Delaware corporation. Holdings is a technology company engaged in the sale, provisioning, installation, monitoring and maintenance of physical security and secured network services to primarily large, commercial, multi-site customers throughout the United States. Holdings is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings’ indirect parent company, Interface Grand Master Holdings, Inc. (“Grand Master”) on a fully diluted basis. Grand Master is the owner of 100% of the capital stock of Interface Master Holdings, Inc. (“Master Holdings”), the direct parent company of Holdings. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the “Company” or “Interface”.

The Company's secured network services include secure managed broadband (“SMB”), payment card industry (“PCI”) compliance, digital Voice over Internet Protocol (“VoIP”) and other ancillary services. The Company's comprehensive service offerings are designed to meet the needs of commercial enterprises that require a standardized and secure IP platform capable of servicing all of their distributed locations. We combine a complete suite of customized network and physical security services, which includes industry leading interactive video monitoring, into a fully-integrated bundle, enabling our customers to consolidate services from multiple vendors into a single service provider, which significantly enhances the quality and breadth of their security while also reducing their costs enabling them to Simplify To The Power of One®.

Revision

During the third quarter of 2015, the Company identified that immaterial amounts of certain sales incentives and discounts provided to its customers were improperly recorded as cost of services instead of being recorded as a direct offset to services revenue. In accordance with Accounting Standards Codification (“ASC”) 605-50, Revenue Recognition - Customer Payments and Incentives, these sales incentives and discounts should be recorded as an offset to revenues instead of being reported as a cost of services.

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior year consolidated financial statements. The accompanying consolidated statement of operations for the year ended December 31, 2015 includes a cumulative revision relating to these errors for the six months ended June 30, 2015 and were immaterial to the years previously reported. These revisions did not have any effect on income (loss) from operations, net income (loss), cash flows, or other reporting metrics nor did they affect the Company’s past compliance with debt covenants.

The following table compares previously reported services revenue, total revenue, cost of services, total costs and expenses to as adjusted amounts for the each of the three month periods ended March 31, 2015 and June 30, 2015 and the six months ended June 30, 2015 (in thousands):

	Three Months Ended March 31, 2015
	As Reported	Correction	As Adjusted

Services revenue	$32,869	$(4,340)	$28,529
Total revenue	38,302	(4,340)	33,962
Cost of services	32,915	(4,340)	28,575
Total costs and expenses	48,712	(4,340)	44,372

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Model and Liquidity

Under the organizational and reporting structure, the Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on the Company as a whole. The Company’s operations are conducted through the use of a unified network and are managed and reported to its Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), the Company's chief operating decision makers, on a consolidated basis. The CEO and CFO assess performance and allocate resources based on the consolidated results of operations.

A majority of the Company’s revenues are generated within the United States and a majority of the Company’s long-lived assets are located primarily within the United States. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, management, maintenance and related services that generate profitable recurring monthly revenue (“RMR”). The Company makes a one-time investment in sales and installation cost to create new customers internally and this investment is generally not capitalized. The Company generates substantial operating losses as a result of expensing the majority of its investment in subscriber RMR growth.

The Company incurred net direct costs of $41.0 million, $29.7 million and $27.1 million to create new RMR of $3.1 million, $1.8 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company's cash used for operations for the years ended December 31, 2015, 2014 and 2013 is primarily due to installation costs to create new RMR.

In January 2013, the Company closed an offering of 9 1/4% Senior Secured Notes due 2018 (the “Notes”) in an aggregate principal amount of $230.0 million, the proceeds of which were used to repay its then-existing revolver balance, senior subordinated note, subordinated notes payable and the fees and expenses associated with the offering. In addition, the Company had $36.1 million drawn and $13.9 million available for borrowing under the Revolving Credit Facility (as defined below) at December 31, 2015. See Note 8.

The Company used $28.0 million, $44.9 million, and $19.4 million of cash for operations for the years ended December 31, 2015, 2014 and 2013, respectively, and had positive working capital of $6.3 million as of December 31, 2015 and $20.0 million as of December 31, 2014. In addition, as of December 31, 2015, the Company had $269.8 million of total indebtedness, including capital leases and other obligations.

During high volume net new RMR growth periods, management cannot provide assurance that the Company will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could elect to operate in

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Steady State and scale back the RMR growth to a level that would significantly reduce its investment costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities spent in 2015 would be eliminated as well as other fixed overhead and operating costs associated with installing new RMR and Contracted Backlog.

As of December 31, 2014, the Company could not provide assurance that it would achieve positive cash flow during high volume net new RMR growth periods, produce sufficient cash flow to meet all of its obligations if it were to enter Steady State or that it could raise additional debt and/or equity capital. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

The Company has raised capital in the past through the sale of debt securities and may seek alternative sources of capital or debt dependent on market conditions in the future. On June 30, 2015, the Company entered into a consent and fifth amendment to the Credit Agreement, dated January 18, 2013 (as amended, the “Revolving Credit Facility”) with Capital One, N.A. (“Capital One”) to permit, and in which Capital One consented to, certain events in connection with the establishment of Grand Master, as the owner of 100% of the capital stock of Master Holdings (“Grand Master Restructuring”). In connection with the restructuring, Grand Master closed a private placement of $67.0 million aggregate principal amount of unsecured notes on July 7, 2015. Also on July 7, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from the offering to fund the Company's growth initiatives. On June 30, 2015, the Company entered into a Master Services Agreement with a specialty retailer and distributor of professional beauty supplies, pursuant to which the Company will provide a fully-managed bundled services solution to approximately 4,200 locations. A portion of the net proceeds from the capital contribution was used to fund the deployment of this contract, which was substantially completed in February 2016. SunTx Capital Management Corp., as the ultimate general partner of SunTx Interface, LP, the majority stockholder of Holdings, is committed to fulfill the financial obligations and support any cash flow shortfalls or needs of Holdings through March 25, 2017. As a result, the conditions that raised the substantial doubt about whether we would continue as a going concern no longer existed as of March 24, 2016.

2. Summary of Significant Accounting Policies

The significant accounting policies followed by the Company in the preparation of its consolidated financial statements are described below and are in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, which are all 100% owned as of December 31, 2015 and December 31, 2014. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made. Actual results could differ from those estimates. Some of the more significant estimates include the useful lives for and recoverability of tangible and intangible assets, purchase price allocations of acquired businesses and income taxes.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions for which the Company retains ownership of the alarm, SMB, VoIP or other system, revenues associated with the equipment and their related subscription monitoring or maintenance contracts, any set up fee and initial direct costs are deferred and are amortized on a straight-line basis over the longer of the estimated customer life or the initial term of the related contract. The related installation costs (labor, equipment, etc.) are capitalized into subscriber system assets and are amortized on a straight-line basis over the initial term of the customer contract.

Arrangements involving the sale of alarm, SMB, VoIP or other systems, as well as other services to the customer can be considered to have multiple elements, including the sale of equipment, installation, monitoring and/or maintenance services. The Company assess revenue arrangements to determine the appropriate units of accounting. Once the units of accounting are properly determined, the Company evaluates the hierarchy of Vendor Specific Objective Evidence (“VSOE”), Third Party Evidence (“TPE”) and Best Estimate of Selling Price (“BESP”) to determine the appropriate selling price for each unit of accounting. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. BESP is established considering multiple factors, including, but not limited to, pricing practices in different geographies, gross margin objectives and internal costs. Some of the Company's offerings contain a significant element of proprietary technology and provide substantially unique features and functionality. As a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis and typically not able to determine TPE for such products. Therefore BESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

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

For transactions in which the Company installs alarm, SMB, VoIP or other systems without any contracted future services, revenue is recognized upon completion of the installation.

Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized when collectability is reasonably assured. The amounts of contract termination charges recognized in revenue during the years ended December 31, 2015, 2014 and 2013 were not material.

Provisions for certain rebates, refunds and discounts to customers are accounted for as reductions in revenue in the same period the related revenue is recorded based on sales terms and historical experience. Refunds occur in limited circumstances and only after all attempts to resolve customer concerns have been exhausted.

Other Comprehensive Income

As noted in the statement of operations, the Company did not recognize any other comprehensive income during 2015, 2014 and 2013.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

All amounts reported as cash and cash equivalents on the Company’s consolidated balance sheets represent cash or deposits and investments, which are available on demand to the Company with original maturities at the time of purchase of three months or less.

Accounts Receivable

Accounts receivable represents amounts due from customers on sales, installations, monitoring and maintenance contracts that have been adjusted for estimated uncollectible amounts. The Company grants credit to customers and does not require collateral for its accounts receivable. As security, the customer signs a binding agreement before any services are performed and payment for services is billed in advance. The allowance for doubtful accounts receivable reflects the best estimate of probable losses inherent in the Company’s receivable portfolio determined on the basis of historical experience and other currently available evidence. Accounts are considered for write-off when they become past due and when it is determined that the probability of collection is remote. The allowance for uncollectible accounts receivables was $1.4 million and $1.1 million at December 31, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market. Inventories include the cost of materials, direct labor and work in progress. Obsolete or excess inventories are reflected at their estimated realizable values.

Property and Equipment

Property and equipment acquired through acquisition, is recorded at estimated fair market value under the purchase method of accounting as of the acquisition date. Additions to property and equipment subsequent to the acquisition date are recorded at cost. The Company capitalizes direct labor and related overhead costs associated with Company-owned monitoring systems installed on subscriber premises. In addition to equipment, direct labor and related overhead costs capitalized for the years ended December 31, 2015, 2014 and 2013 was $35.9 million, $17.1 million and $15.6 million, respectively. Management evaluates long-lived assets, including property and equipment, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Whether impairment has occurred is determined by comparing the estimated undiscounted cash flows attributable to the assets with the carrying value of the assets. If the carrying value exceeds the undiscounted cash flows, management recognizes the amount of the impairment by estimating the fair value of the assets and recording a provision for loss. The Company determined there were no events or changes in circumstances that indicate that the carrying value may not be recoverable as of December 31, 2015 and 2014.

Certain leased property is capitalized in accordance with authoritative accounting guidance and the present value of the related minimum lease payments is recorded as a liability, using interest rates appropriate at the inception of each lease. Amortization of capital leased property is computed on the straight-line method over the life of the asset.

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

During the fourth quarter of 2015, the Company determined certain indicators of potential impairment were present. Based on this assessment, the Company performed a qualitative and quantitative step one analysis for goodwill impairment. Some of the qualitative impairment indicators management considered included significant differences between the carrying amount and the estimated fair value of assets and liabilities; macroeconomic conditions such as a deterioration in general economic condition or limitations on accessing capital; industry and market considerations such as a deterioration in the environment in which we operate and an increased competitive environment; cost factors such as increases in materials, labor, or other costs that have a negative effect on earnings and cash flows; overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; and other relevant events such as changes in management, key personnel, strategy and customers. The Company evaluated the significance of identified events and circumstances on the basis of the weight of evidence along with how they could affect the relationship between the reporting unit's fair value and carrying amount, including positive mitigating events and circumstances. Based on the Company's long-term customer contracts and low attrition rates, the Company determined that a cash flow loss did not indicate that the carrying amount of assets may not be recoverable and therefore it did not meet the more likely than not criteria that the fair value of goodwill was less than its carrying amount.

Under the quantitative impairment test, the Company compared the fair value of its reporting unit with its carrying amount. The estimated fair value of the reporting unit used in the goodwill impairment test is determined utilizing market indicators, a multiple of the Company's RMR. Based on quantitative and qualitative evaluations performed by the Company, management believes no impairment exists in the carrying value of its goodwill or other indefinite-lived intangible assets at December 31, 2015 and 2014. Therefore step two of the goodwill impairment test was not required.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Customer Deposits

Customer deposits represent cash advances received from customers for installing systems and customer payments for RMR prior to being delivered.

Deferred Revenue

Deferred revenue represents advance billings for customer monitoring, maintenance and managed services under contract terms. Revenue is recognized ratably over the period of service associated with the payment. For transactions in which we retain ownership of the system, any amounts collected upfront are deferred and amortized over the longer of the estimated customer life or the initial term of the contract.

Fair Values of Financial Instruments

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

Fair value guidance establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset and liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts of cash, cash deposits, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value due to the short-term maturities of these assets and liabilities. See Note 8 for the estimated fair value of the Notes.

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

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as a company is deemed to be an “emerging growth company,” it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. The

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JOBS Act also provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

3. Sale of Transferred Assets

Pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of January 9, 2014 (the “Closing Date”), by and among My Alarm Center, LLC, d/b/a Alarm Capital Alliance (“Buyer”), and Interface Systems, the Company sold certain residential customer contracts and related assets and liabilities used exclusively in, or necessary to conduct, the alarm system sales, installation, repair, maintenance and monitoring services of the Company’s Hawk Security Services brand (“Hawk”) in the State of Texas (the “Transferred Assets”) to the Buyer. The total purchase price for the Transferred Assets was approximately $42.8 million of which approximately $40.7 million was paid in cash to the Company. The remaining amount of the purchase price was held in escrow and released to the Company in August 2014.

As of December 31, 2014, the Transferred Assets met the criteria for assets held for sale under FASB ASC 360, Property, Plant and Equipment. As such, the assets and liabilities to be sold were reclassified as held for sale. Assets held for sale on the Company’s balance sheets as of December 31, 2014 included accounts receivable of approximately $0.3 million, inventory of $0.3 million and property, plant and equipment of $3.6 million. Liabilities held for sale on the Company’s balance sheets as of December 31, 2014 included accrued expenses of $0.1 million, customer deposits of $0.5 million, and deferred revenue of $0.8 million.

4. Inventories

Inventories consist of the following at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014

Products	$6,470	$10,279
Work-in-process	7,863	11,376
	$14,333	$21,655

5. Property and Equipment

Property and equipment consists of the following at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014

Subscriber system assets	$68,920	$36,880
Equipment	3,517	2,809
Software	2,770	2,817
Vehicles	969	1,125
Furniture and fixtures	769	543
Leasehold improvements	987	933
	77,932	45,107
Less: Accumulated depreciation	(28,296)	(17,389)
	$49,636	$27,718

Depreciation expense was $13.9 million, $9.9 million and $10.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets

The Company had $40.5 million of goodwill at December 31, 2015 and 2014 related to previous acquisitions made at a premium value.

Intangible assets are recorded at cost or fair value if acquired in a business combination and consist of the following at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014

Alarm monitoring contracts	$37,269	$58,044
Internally developed software	4,347	4,347
Other	15	15
	41,631	62,406

Less accumulated amortization for:
Alarm monitoring contracts	(19,492)	(35,662)
Internally developed software	(3,614)	(2,400)
Other	(13)	(12)
	(23,119)	(38,074)
	$18,512	$24,332

Amortization of intangible assets was $5.8 million, $8.5 million and $10.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of intangible assets for the following five years, as of December 31, 2015, is as follows (in thousands):

2016	$4,013
2017	2,647
2018	1,995
2019	1,907
2020	1,877
Thereafter	6,073

7. Accrued Expenses

Accrued expenses consist of the following at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014

Interest	$9,924	$9,896
Payroll and benefit related accruals	3,838	3,885
Taxes	1,795	1,233
Other	2,731	1,887
	$18,288	$16,901

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt

Long-term debt consists of the following at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014

Notes	$230,000	$230,000
Revolving line of credit	36,000	32,000
	$266,000	$262,000

The Notes in an aggregate principal amount of $230.0 million have a maturity date of January 15, 2018 and have an interest rate of 9 1/4% with semi-annual interest payments due on January 15th and July 15th. The Notes are jointly and severally guaranteed by each of the Company’s current and future domestic subsidiaries and are secured by substantially all of the Company’s and any guarantors’ existing and future tangible and intangible assets.

The Company maintains a Revolving Credit Facility with Capital One, which allows the Company to borrow the lesser of $50.0 million or up to 5 times RMR. The Revolving Credit Facility matures on January 15, 2018 and had $36.1 million drawn and availability of $13.9 million at December 31, 2015. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the available borrowing capacity. As of December 31, 2015 and December 31, 2014, the Company had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of each of December 31, 2015 and December 31, 2014, the interest rate was 3.75%. The Revolving Credit Facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of at least 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross RMR attrition rate of 13.0% at any time. The Revolving Credit Facility is secured by a first priority perfected lien on substantially all of the same assets that secure the Notes. The Revolving Credit Facility also provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of December 31, 2015, the Company was in compliance with all of the restrictive and financial covenants.

Based upon outstanding indebtedness as of December 31, 2015, aggregate annual maturities on the total borrowings under all debt agreements as of December 31, 2015 are as follows (in thousands):

Year	Amount

2016	$—
2017	—
2018	266,000
2019	—
2020	—
$266,000

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015, the Notes traded at a range of $96.50 to $98.50 based upon available market information. The range of the estimated fair value of the Notes was $220.0 million to $226.6 million as of December 31, 2015 and is classified with Level 2 of the valuation hierarchy. The carrying amount of debt outstanding under the Company's Revolving Credit Facility approximates fair value as interest rates on these borrowings approximate terms currently offered to the Company, which are considered Level 2. See Note 2.

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Deferred charges consist of the following at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014

Deferred financing fees	$10,989	$10,921
Accumulated amortization	(6,469)	(4,267)
	$4,520	$6,654

Amortization of deferred financing fees was $2.2 million for the years ended December 31, 2015, 2014 and 2013, which is included in interest expense in the accompanying consolidated statement of operations.

9. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company’s federal income tax returns from 2012 through 2014 remain subject to examination. In addition, certain carryforward attributes that were generated prior to 2012 may still be adjusted upon examination by the Internal Revenue Service to the extent utilized in a period open to examination. Various state jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to the consolidated financial statements.

The Company recognized income tax benefit of $0.8 million for the year ended December 31, 2015 and income tax expense of $1.0 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively, resulting in an effective tax rate of 1.43%, (4.26)% and (1.53)% for the years ended December 31, 2015, 2014 and 2013, respectively. In each year, income tax expense includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities. The components of the Company’s provision for income taxes for the years ended December 31, 2015, 2014 and 2013 were as follows (in thousands):

	December 31,
	2015	2014	2013
Current tax expense
Federal	$—	$—	$—
State	(128)	496	154
Total current	(128)	496	154
Deferred tax expense
Federal	(541)	485	516
State	(94)	57	52
Total deferred	(635)	542	568
Total provision for income taxes	$(763)	$1,038	$722

The Company’s provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes as a result of the following:

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
Tax at U.S. statutory rate	35.00%	35.00%	35.00%
State taxes, net of benefit	0.42%	(2.27)%	3.11%
Permanent differences	(0.23)%	(10.14)%	—%
Valuation allowance	(38.51)%	(27.56)%	(39.34)%
Other, net	4.75%	0.71%	(0.30)%
Effective tax rate	1.43%	(4.26)%	(1.53)%

At December 31, 2015 and December 31, 2014, the deferred tax assets attributable to federal net operating loss carryforwards was $123.5 million and $102.7 million, respectively. Such carryforwards, which may provide future tax benefits, expire in various years through 2035. The deferred tax asset associated with these net operating loss carryforwards has been fully reserved for at December 31, 2015 and December 31, 2014. The Company evaluated all significant available positive and negative evidence, including the existence of losses in recent years and our forecast of future taxable income, and, as a result, determined it was more likely than not that its federal and certain state deferred tax assets, including benefits related to net operating loss carry forwards, would not be realized based on the measurement standards required under the provisions of ASC 740. As such, the value of the deferred tax assets was fully offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The Company also applies the accounting guidance in ASC 740 related to accounting for uncertainty in income taxes. ASC 740 specifies the accounting the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a minimum probability threshold a tax position is required to meet before being recognized in the financial statements. Management has evaluated all significant tax positions at December 31, 2015 and 2014 and concluded that there are no significant uncertain tax positions as defined by accounting standards and therefore there was no effect on the Company’s financial position or results of operations. If they were to arise, interest and penalties associated with unrecognized tax positions will be classified as additional income taxes in the statement of income.

During the fourth quarter of 2015, the Company identified differences in the book basis and tax basis of acquired goodwill. As a result, the Company recorded a $1.1 million decrease in deferred tax liabilities for the three months ended December 31, 2015 resulting in an income tax benefit. Significant components of the Company’s deferred tax liabilities and assets are as follows as of December 31 (in thousands):

	2015	2014
Net operating loss carry forward	$123,478	$102,662
Amortizable assets	299	2,197
Miscellaneous accruals	701	894
Bad debt reserve	556	432
Inventory reserve	215	217
Gross deferred tax asset	125,249	106,402
Depreciable assets	(724)	(2,459)
Amortizable assets - acquisition costs	(1,100)	(1,330)
Goodwill	(6,397)	(6,758)
Gross deferred tax liabilities	(8,221)	(10,547)
Net deferred tax asset	117,028	95,855
Less: valuation allowances	(124,525)	(103,943)
Net deferred tax liability	$(7,497)	$(8,088)

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 is comprised of the Company’s Class A, Class C, and Class E preferred stock, including accrued dividends. In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock, Class F preferred stock and part of the Company’s Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders, as permitted under the indenture governing the Notes. Upon adoption of the Company's amended and restated certificate of incorporation on May 29, 2014, each class of preferred stock ceased accruing dividends.

In July 2015, in connection with the Grand Master Restructuring, stockholders of Master Holdings exchanged all of their shares of each class of common stock and each class of preferred stock of Master Holdings for an equal number of shares of common stock and preferred stock of Grand Master with substantially similar terms as the shares of Master Holdings. As a result, Grand Master now owns 100% of the common stock and preferred stock of Master Holdings. There was no change in mezzanine equity from December 31, 2014.

11. Stockholders’ Equity

Holdings' amended and restated certificate of incorporation authorizes 3,000,000 shares of Class A common stock with a par value of $0.01 per share, and 1,500,000 shares of Class B common stock with a par value of $0.01 per share. See consolidated statement of changes in stockholder’s deficit for details of shares issued and outstanding. In addition, each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the stockholder.

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

12. Benefit Plan

The Company sponsors a 401(k) savings plan (the “Plan”) covering substantially all employees who are at least age 21 and have completed six months of service with the Company. The Company, at its discretion, may make employer contributions to the Plan. During the years ended December 31, 2015, 2014 and 2013, the Company made a contribution of $0.2 million, $0.1 million and $0.2 million, respectively, to the Plan.

13. Lease Commitments and Other Obligations

Operating Leases

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and vehicles with terms of one year or greater. At December 31, 2015, the future minimum rental payments required under such leases are as follows (in thousands):

2016	$2,700
2017	2,303
2018	1,702
2019	1,505
2020	1,290
Thereafter	3,235
$12,735

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense for equipment, building rent, computer systems and vehicles for the years ended December 31, 2015, 2014 and 2013 was $6.6 million, $6.1 million and $4.8 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At December 31, 2015, the future minimum lease payments under such leases are as follows (in thousands):

2016	$240
2017	9
2018 and thereafter	—
249
Less: current portion	(240)
$9

Capital leases for equipment had a book value of $2.1 million and $2.2 million and accumulated depreciation of $1.6 million and $1.5 million at December 31, 2015 and December 31, 2014, respectively.

The Company has entered into financing arrangements for the purchase of inventory and customer support services. The financing arrangements are non-interest bearing and range from 24 to 36 months in duration. The total amount of these borrowings, including current portion, was $2.7 million and $3.9 million at December 31, 2015 and December 31, 2014, respectively. The current portion of these borrowings was $2.6 million and $1.8 million at December 31, 2015 and December 31, 2014, respectively. The carrying amount of these financing arrangements approximates fair value as the imputed interest on the financing arrangements was not significant.

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

14. Concentrations of Credit Risk and Significant Customers

At times, the Company’s cash balances held in financial institutions are in excess of federally insured limits. The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents.

The Company provides services and sells its products to a wide range of customers including commercial businesses and private residences. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses.

The Company had concentrations of credit risk with two customers, representing 22.8% and 15.9%, respectively, of total revenues for the year ended December 31, 2015. The associated accounts receivable from these two customers as a percentage of the Company’s accounts receivable, net, were 17.3% and 12.7%, respectively, as of December 31, 2015. For the year ended December 31, 2014, the Company’s two largest customers accounted for 18.5% and 6.6%, respectively, of total revenues and represented 17.5% and 2.2%, respectively, of the Company’s total accounts receivable, net, as of December 31, 2014.

The Company had significant concentrations of purchases with three vendors that totaled $24.5 million, $10.4 million and $8.4 million for the year ended December 31, 2015, respectively. Purchases from these vendors represented 16.1%, 6.8% and 5.5% of the Company’s total purchases for the year ended December 31, 2015, respectively. The Company had an accounts payable balance from each of these vendors of $5.0 million, $2.6 million, and $0.9 million, respectively, at December 31, 2015. For the year ended December 31, 2014, the Company’s three largest vendors accounted for $14.0 million, $11.0 million and $6.5 million, respectively. Purchases from these vendors represented 12.3%, 9.6% and 5.7% of the Company’s total purchases for the year

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2014, respectively. The Company had an accounts payable balance from each of these vendors of $2.8 million, $3.0 million, and $1.5 million, respectively, at December 31, 2014.

15. Noncontrolling Interest

In November 2004, Holdings acquired 80% of the voting common stock of GAC. As of December 31, 2013, and as a result of subsequent stock purchases and additional capital contributions since 2004, Holdings owned approximately 99% of the voting common stock of GAC. In the third quarter of 2013, Holdings acquired all of the remaining noncontrolling interest in the Greater Alarm Company, Inc. (“GAC”) for $0.1 million. The noncontrolling interest’s share of GAC’s net loss was $0.03 million for the year ended December 31, 2013 in the consolidated statement of operations.

16. Related Party

Management Agreement

In April 2010, the Company entered into a Management Services Agreement (the “Management Agreement”) with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners, L.P. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company pays SunTx Management, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for Grand Master's outstanding notes, the Company is permitted to make payments to SunTx Management under the Management Agreement (not to exceed $150,000 in any fiscal quarter), if among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness, pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to incur such $1.00 of additional indebtedness, for the trailing four quarters ended December 31, 2014 and 2015 and therefore, no fees were paid to SunTx Management during the period from June 2014 to December 2015. We paid to SunTx Management expenses of $0.2 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively.

Commercial Security Services Agreement

In September 2007, the Company entered into a commercial security services agreement with SunTx Capital Partners, L.P. Under this agreement, the Company agreed to install customer owned equipment and provide alarm monitoring, audio and video services, SMB and VoIP services. SunTx Capital Partners, L.P. agreed to pay the Company $14,400, plus tax, per month and had an initial term of five years that is automatically renewed for additional one-year periods unless either party gives written notice to the other party of non-renewal at least sixty days prior to the expiration date. For each of the years ended December 31, 2015, 2014 and 2013, the SunTx Capital Partners, L.P. paid the Company $0.2 million.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Greg Shaw (a son of Mr. Michael Shaw, our Chief Executive Officer) is an employee of Holdings. Mr. Greg Shaw earned $588,400, $302,000 and $159,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

18. Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net ("ASU 2016-08"). This update provides clarifying guidance regarding the application of ASU 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The Company is reviewing its policies and processes to ensure compliance with the requirements in this update with regard to operations.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The guidance in this ASU supersedes the leasing guidance in Topic 840, "Leases." Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases and leaves lessor accounting largely unchanged. For public companies, the amendments in ASU 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and footnote disclosures.

In November 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. For public companies, ASU 2105-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, on a prospective or retrospective basis. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all companies in any interim or annual period. The Company elected early adoption of this standard, as permitted beginning with fiscal year 2015 and applied this standard retrospectively to 2014. ASU 2015-17 did not have an impact on the Company's consolidated financial position, results of operations, or cash flows. See Note 9 for additional information regarding deferred tax assets and liabilities.

In August 2015, FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). This ASU adds Security Exchange Commission (“SEC”) paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. Application of this new accounting guidance will result in the reclassification of the Company's debt

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issuance costs. The Company had $3.5 million and $5.2 million of unamortized debt issuance costs classified within deferred charges which would be reclassified as a direct deduction from the carrying amount of long-term debt at December 31, 2015 and December 31, 2014, respectively.

ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public companies, the guidance in ASU 2015-03, as amended by ASU 2015-15, is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) deferring by one year the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) until reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date of the standard to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early application permitted, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact that adopting ASU 2014-09 will have on its consolidated financial statements and footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory, excluding inventory measured using the last-in, first-out or retail inventory methods. The guidance specifies that inventory currently measured at the lower of cost or market, where market could be determined with different methods, should now be measured at the lower of cost or net realizable value. For public companies, the pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. For all other entities, effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this Update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Unaudited Quarterly Financial Data

The following table presents quarterly data for the fiscal years 2015 and 2014 (in thousands):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(revised)	(revised)

Revenue	$33,962	$36,719	$37,106	$41,580
Loss from operations	(10,410)	(6,559)	(4,665)	(7,091)
Net loss	(16,792)	(12,936)	(11,034)	(12,018)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$28,720	$27,427	$32,424	$34,276
Income (loss) from operations	31,508	(5,652)	(8,180)	(10,780)
Net income (loss) (a)	27,690	(12,901)	(15,487)	(17,965)

(a) Net income for the first quarter of 2014 includes the $39.7 million gain on the sale of the Transferred Assets.

20. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing and has determined that there have been no subsequent events for which disclosure is required.

21. Condensed Consolidating Financial Information

In January 2013, Holdings and Interface Systems, as co-issuers, issued $230.0 million aggregate principal amount of Notes. See Note 8. Pursuant to the indenture governing the Notes, such notes are fully and unconditionally and jointly and severally guaranteed by each of the Company’s domestic restricted subsidiaries and are secured by substantially all of the Company’s and the guarantors’ existing and future tangible and intangible assets. Separate condensed consolidating information is not included because Interface Systems is a wholly-owned subsidiary and co-issuer of the Notes and Holdings has no independent assets or operations. There are no significant restrictions on the ability of Holdings to obtain funds from its subsidiary. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is not required to provide condensed consolidating financial information for its subsidiary. All consolidated amounts in the Company’s financial statements are representative of its subsidiary.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)

Description	Balance at Beginning of Year	Additions to Deferred Taxes	Balance at End of Year
Valuation allowance on deferred tax liability:
Year Ended December 31, 2013	$82,161	$14,203	$96,364
Year Ended December 31, 2014	96,364	7,579	103,943
Year Ended December 31, 2015	103,943	20,582	124,525