Form 10-Q
period 2016-03-31
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2016-05-12
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

As of May 12, 2016, Interface Security Systems Holdings, Inc. (“Holdings”) had 2,632,839.70 shares of class A voting common stock, $0.01 par value, outstanding and 976,880.09 shares of class B non-voting common stock, $0.01 par value, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “could,” “would,” “should,” and variations of these words or similar expressions (or the negative versions of any such words). All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, management’s expectations, beliefs and projections may not result or be achieved. There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this quarterly report including, among others:

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARES

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,748	$12,096
Accounts receivable, less allowance for doubtful accounts of $1,301 and $1,441	9,060	16,002
Inventories	11,969	14,333
Prepaid expenses and other assets	4,538	4,513
Total current assets	27,315	46,944
Property and equipment, net	54,465	49,636
Intangible assets, net	16,941	18,512
Goodwill	40,463	40,463
Deferred charges	900	1,025
Other assets	5,900	6,380
Total assets	$145,984	$162,960

Liabilities and Stockholders' Deficit
Current liabilities
Current portion of capital leases and other obligations	$2,188	$2,808
Accounts payable	14,252	14,528
Accrued expenses	11,591	18,288
Customer deposits	1,746	1,671
Deferred revenue	3,520	3,344
Total current liabilities	33,297	40,639
Long-term deferred revenue	3,285	3,110
Deferred tax liability	7,695	7,497
Other obligations	961	979
Long-term debt	262,932	262,505
Total liabilities	308,170	314,730
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at March 31, 2016 and December 31, 2015	110,284	110,284
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at March 31, 2016 and December 31, 2015	41,154	41,154
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 shares outstanding at March 31, 2016 and December 31, 2015	11,961	11,961
Total mezzanine equity	163,399	163,399
Stockholders' deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 2,632,840 shares outstanding at March 31, 2016 and December 31, 2015	26	26
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 976,880 shares outstanding at March 31, 2016 and December 31, 2015	10	10
Additional paid-in-capital	121,364	121,364
Accumulated deficit	(446,985)	(436,569)
Total stockholders' deficit	(325,585)	(315,169)
Total liabilities and stockholders' deficit	$145,984	$162,960

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Three Months Ended March 31,
	2016	2015

Revenue
Services	$35,887	$28,529
Products	3,781	5,433
Total revenue	39,668	33,962
Costs and Expenses
Cost of services	28,545	28,575
Cost of products	2,444	5,059
General and administrative expenses	6,114	5,934
Amortization	1,571	1,560
Depreciation	4,509	3,018
Loss on sale of long-lived assets	440	226
Total costs and expenses	43,623	44,372
Loss from operations	(3,955)	(10,410)
Interest expense	(6,217)	(6,164)
Interest income	1	—
Loss before provision for income taxes	(10,171)	(16,574)
Provision for income taxes	(245)	(218)
Net loss	$(10,416)	$(16,792)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Number of Shares	$.01 par value	Number of Shares	$.01 par value	Additional paid-in- Capital	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2015	2,632,840	$26	976,880	$10	$121,364	$(436,569)	$(315,169)
Net loss	—	—	—	—	—	(10,416)	(10,416)
Balances at March 31, 2016	2,632,840	$26	976,880	$10	$121,364	$(446,985)	$(325,585)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(10,416)	$(16,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization	1,571	1,560
Depreciation	4,509	3,018
Amortization of deferred charges and debt issuance costs	552	546
Deferred income tax	198	167
Loss on sale of long-lived assets	440	226
Change in operating assets and liabilities
Accounts receivable	6,942	(2,344)
Inventories	2,364	7,043
Prepaid expenses and other assets	454	(530)
Accounts payable	(344)	(1,005)
Accrued expenses	(6,569)	(4,117)
Customer deposits	75	(552)
Deferred revenue	350	209
Net cash provided by (used in) operating activities	126	(12,571)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(9,506)	(11,214)
Capital expenditures, other	(212)	(179)
Proceeds from sale of property and equipment	9	7
Net cash used in investing activities	(9,709)	(11,386)
Cash flows from financing activities
Payments on capital leases and other obligations	(765)	(240)
Deferred charges	—	(50)
Net cash used in financing activities	(765)	(290)
Net decrease in cash	(10,348)	(24,247)
Cash and cash equivalents
Beginning of period	12,096	25,833
End of period	$1,748	$1,586
Supplemental Disclosures
Cash paid for interest	$10,984	$10,965
Cash refunded for taxes	$(253)	$—

Noncash items
Capital expenditures in accounts payable	$301	$242

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of March 31, 2016, and the results of operations for the three months ended March 31, 2016 and 2015. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information; accordingly, certain information and footnote disclosures typically included in the Company’s annual financial statements have been condensed or omitted from this report. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), which was filed with the SEC on March 24, 2015. Information presented as of December 31, 2015 is derived from audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

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

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior year consolidated financial statements. The accompanying consolidated statement of operations for the three months ended March 31, 2015 includes a cumulative revision relating to these errors. These revisions did not have any effect on loss from operations, net loss, cash flows, or other reporting metrics nor did they affect the Company’s past compliance with debt covenants.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table compares previously reported services revenue, total revenue, cost of services, total costs and expenses to as adjusted amounts for the three month period ended March 31, 2015:

	Three Months Ended March 31, 2015
	As Reported	Correction	As Adjusted

Services revenue	$32,869	$(4,340)	$28,529
Total revenue	38,302	(4,340)	33,962
Cost of services	32,915	(4,340)	28,575
Total costs and expenses	48,712	(4,340)	44,372

Operating Model and Liquidity

Under the organizational and reporting structure, the Company conducts business in one operating segment, which is identified by the Company based on how resources are allocated and operating decisions are made. Management evaluates performance and allocates resources based on the Company as a whole. The Company's operations are conducted through the use of a unified network and are managed and reported to its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), collectively the Company's chief operating decision maker, on a consolidated basis. The CEO and CFO assess performance and allocate resources based on the consolidated results of operations.

A majority of the Company’s revenues are generated within the United States and a majority of the Company’s long-lived assets are located within the United States. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, management, maintenance and related services that generate profitable recurring monthly revenue (“RMR”). The Company makes a one-time investment in sales and installation cost to create new customers internally and this investment is generally not capitalized. The Company generates substantial operating losses as a result of expensing the majority of its investment in subscriber RMR growth. The Company incurred net direct costs of $16.8 million and $25.3 million to create new RMR of $0.6 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

Security, technology and monitoring companies are generally valued based on a multiple of the RMR associated with the customer contracts and these multiples vary based on performance metrics, scale and market conditions. Management believes there is value created for the Company’s investors resulting from the steady growth in the Company’s RMR at historical investment levels. The Company's market value can be effected by capital market conditions and market comparisons. The Company has demonstrated historical increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. As of March 31, 2016, the Company is actively billing approximately $11.2 million of RMR and has a backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) totaling $1.1 million of which approximately $0.8 million is expected to be completed by the end of 2016.

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

During high volume, net new RMR growth periods, management cannot provide assurance that the Company will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could elect to operate in Steady State and scale back the RMR growth to a level that would significantly reduce its investment in sales and installation costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities spent in 2016 would be eliminated as well as other fixed overhead and operating costs associated with installing new RMR and Contracted Backlog.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company provided $0.1 million and used $12.6 million of cash for operations for the three months ended March 31, 2016 and 2015, respectively, and had negative working capital of $6.0 million as of March 31, 2016 and positive working capital of $6.3 million as of December 31, 2015. In addition, as of March 31, 2016, the Company had $262.9 million of total indebtedness, excluding capital leases and other obligations. The Company expects to use its cash on hand for operations during the remainder of 2016. The Company had $36.0 million drawn and $13.9 million available for borrowing under its Revolving Credit Facility at March 31, 2016. See Note 6.

The Company has raised capital in the past through the sale of debt securities and may seek alternative sources of capital or debt dependent on market conditions in the future. As of April 30, 2016, we had cash on hand of $0.2 million and $12.4 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand, current borrowing availability as of April 30, 2016 and the cash flow impact of recent contract roll-outs, we expect to have sufficient funds to pay the interest payments of an aggregate amount of $10.6 million due under the Notes in July 2016 and January 2017. SunTx Capital Management Corp., as the ultimate general partner of SunTx Interface, LP, the majority stockholder of Holdings, is committed to fulfill the financial obligations and support any cash flow shortfalls or needs of Holdings through May 12, 2017.

2. Inventories

Inventories consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Products	$6,988	$6,470
Work-in-process	4,981	7,863
	$11,969	$14,333

3. Property and Equipment

Property and equipment consists of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Subscriber system assets	$77,361	$68,920
Equipment	3,549	3,517
Software	2,807	2,770
Vehicles	472	969
Furniture and fixtures	853	769
Leasehold improvements	996	987
	86,038	77,932
Less: Accumulated depreciation	(31,573)	(28,296)
	$54,465	$49,636

Depreciation expense was $4.5 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Intangible Assets

Intangible assets are recorded at cost or fair value if acquired in a purchase business combination and consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Alarm monitoring contracts	$37,189	$37,269
Internally developed software	4,347	4,347
Other	15	15
	41,551	41,631

Less accumulated amortization for:
Alarm monitoring contracts	(20,249)	(19,492)
Internally developed software	(4,347)	(3,614)
Other	(14)	(13)
	(24,610)	(23,119)
	$16,941	$18,512

Amortization of intangible assets was $1.6 million for each of the three months ended March 31, 2016 and 2015. Amortization of intangible assets for the following five years, as of March 31, 2016, is as follows (in thousands):

Nine months ending December 31, 2016	$2,442
2017	2,647
2018	1,995
2019	1,907
2020	1,877
Thereafter	6,073

5. Accrued Expenses

Accrued expenses consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Interest	$4,625	$9,924
Payroll and benefit related accruals	4,389	3,838
Taxes	1,783	1,795
Other	794	2,731
	$11,591	$18,288

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

Long-term debt consists of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Notes	$230,000	$230,000
Revolving line of credit	36,000	36,000
	266,000	266,000
Less unamortized debt issuance costs	(3,068)	(3,495)
	$262,932	$262,505

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

The Company maintains a Revolving Credit Facility with Capital One which allows the Company to borrow the lesser of $50.0 million or up to 5 times RMR. The Revolving Credit Facility matures on January 15, 2018 and had $36.0 million drawn and availability of $13.9 million at March 31, 2016. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the available borrowing capacity. As of March 31, 2016 and December 31, 2015, the Company had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of March 31, 2016, the interest rate was 3.75%. The Revolving Credit Facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of at least 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross RMR attrition rate of 13.0% at any time. The Revolving Credit Facility is secured by a first priority perfected lien on substantially all of the same assets that secure the Notes. The Revolving Credit Facility also provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of March 31, 2016, the Company was in compliance with all of the restrictive and financial covenants.

Based upon outstanding indebtedness as of March 31, 2016, the Company had aggregate annual maturities on the total borrowings under all debt agreements of $262.9 million due in 2018 as of March 31, 2016.

At March 31, 2016, the Notes traded at a range of $95.50 to $96.50 based upon available market information. The range of the estimated fair value of the Notes was $219.7 million to $222.0 million as of March 31, 2016. The Notes traded at a range of $96.50 to $98.50 as of December 31, 2015 with an estimated fair value of $220.0 million to $226.6 million. The Notes are classified with Level 2 of the valuation hierarchy. The carrying amount of debt outstanding under the Revolving Credit Facility approximates fair value as interest rates on these borrowings approximate terms currently offered to the Company, which are considered Level 2. The Company does not have any assets categorized as Level 1 or Level 3 in the fair value hierarchy and there were no transfers made into or out of the Company's Level 2 financial assets during the three months ended March 31, 2016 and 2015. See Note 7.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Deferred charges consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Deferred financing fees	$2,453	$2,453
Accumulated amortization	(1,553)	(1,428)
	$900	$1,025

Amortization of deferred charges was $0.1 million for each of the three months ended March 31, 2016 and 2015, which is included in interest expense in the accompanying unaudited consolidated statement of operations.

7. Fair Value of Financial Instruments

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

8. Income Taxes

The Company recognized income tax expense of $0.2 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively, resulting in an effective tax rate of (2.40)% and (1.32)% for the three months ended March 31, 2016 and 2015, respectively. In each period, income tax expense includes i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities. In addition, the Company determines its estimated annual effective tax rate based on its projected operating losses for the year and applies this rate to each period in accordance with requirements for accounting for income taxes under ASC 740-270.

9. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 is comprised of the Company’s Class A, Class C, and Class E preferred stock, including accrued dividends. In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock, Class F preferred stock and part of the Company’s

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Notes. Upon adoption of the Company’s amended and restated certificate of incorporation on May 29, 2014, each class of preferred stock ceased accruing dividends.

In July 2015, in connection with the Grand Master Restructuring, stockholders of Master Holdings exchanged all of their shares of each class of common stock and each class of preferred stock of Master Holdings for an equal number of shares of common stock and preferred stock of Grand Master with substantially similar terms as the shares of Master Holdings. As a result, Grand Master now owns 100% of the common stock and preferred stock of Master Holdings. There was no change in mezzanine equity from December 31, 2015.

10. Stockholders’ Equity

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

11. Lease Commitments and Other Obligations

Operating Leases

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and vehicles with terms of one year or greater. At March 31, 2016, the future minimum rental payments required under such leases are as follows (in thousands):

Nine months ending December 31, 2016	$2,043
2017	2,508
2018	1,893
2019	1,554
2020	1,290
Thereafter	4,647
$13,935

Rental expense for equipment, building rent, computer systems and vehicles for the three months ended March 31, 2016 and 2015 was $1.4 million and $2.1 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At March 31, 2016, the future minimum lease payments under such leases are as follows (in thousands):

Nine months ending December 31, 2016	$163
2017	9
2018 and thereafter	—
172
Less: current portion	(172)
$—

Capital leases for equipment had a book value of $0.5 million and $2.1 million and accumulated depreciation of $0.2 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has entered into financing arrangements for the purchase of inventory and customer support services. The financing arrangements are non-interest bearing and range from 24 to 36 months in duration. The total amount of these borrowings, including current portion, was $2.1 million and $2.7 million at March 31, 2016 and December 31, 2015, respectively. The current portion of these borrowings was $2.0 million and $2.6 million at March 31, 2016 and December 31, 2015, respectively. The carrying amount of these financing arrangements approximates fair value as the imputed interest on the financing arrangements was not significant.

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

12. Concentrations of Credit Risk and Significant Customers

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

The Company had concentrations of credit risk with two customers, representing 7.8% and 6.4%, respectively, of total revenues for the three months ended March 31, 2016. The associated accounts receivable from these two customers as a percentage of the Company’s accounts receivable, net, were 0.1% and 20.7%, respectively, as of March 31, 2016. For the three months ended March 31, 2015, the Company's two largest customers accounted for 20.6% and 15.8%, respectively, of total revenues. The associated accounts receivable from these two customers accounted for 32.5% and 16.3%, respectively, of the Company’s total accounts receivable, net, as of March 31, 2015.

The Company had significant concentrations of purchases with two vendors that totaled $5.6 million and $1.8 million for the three months ended March 31, 2016, respectively. Purchases from these vendors represented 10.9% and 3.4% of the Company's total vendor purchases for the three months ended March 31, 2016, respectively. The Company had an accounts payable balance associated with these two vendors of $4.2 million and $1.7 million, respectively, at March 31, 2016. For the three months ended March 31, 2015, the Company had significant concentrations of purchases with two vendors that totaled $7.5 million and $1.7 million, respectively. Purchases from these vendors represented 23.6% and 5.4% of the Company's total vendor purchases for the three months ended March 31, 2015, respectively. The Company had an accounts payable balance associated with these two vendors of $2.8 million and $3.0 million, respectively, at March 31, 2015. The Company continues to maintain strong relationships with other vendors in the industry and has the ability to purchase the necessary equipment and services from these other vendors to continue its operations, if needed.

13. Related Party

Management Agreement

In April 2010, the Company entered into a Management Services Agreement (the “Management Agreement”) with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners, L.P. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company pays SunTx Management, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in connection with any acquisitions, dispositions or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for the Grand Master's outstanding notes, the Company is permitted to make payments to SunTx Management under the Management Agreement (not to exceed $150,000 in any fiscal quarter), if among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness, pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to incur such $1.00 of additional indebtedness for the trailing four quarters ended March 31, 2016 and therefore, no fees were paid to SunTx Management during the period from March 2015 to March 2016.

Commercial Security Services Agreement

In September 2007, the Company entered into a commercial security services agreement with SunTx Capital Partners, L.P. Under this agreement, the Company agreed to install customer owned equipment and provide alarm monitoring, audio and video services, secure managed broadband (“SMB”) and Voice over Internet Protocol (“VoIP”) services. SunTx Capital Partners, L.P. agreed to pay the Company $14,400 plus tax, per month and had an initial term of five years that is automatically renewed for additional one year periods unless either party gives written notice to the other party of non-renewal at least sixty days prior to the expiration date. For each of the three months ended March 31, 2016 and 2015, the SunTx Capital Partners, L.P. paid the Company $45,000.

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

14. Contingencies

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would materially adversely affect the Company's business, financial position, results of operations or liquidity.

15. Recently Issued Accounting Standards

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which aims to reduce the risk of diversity in practice for certain aspects of Topic 606, including collectability, noncash consideration, presentation of sales tax, and transition. In April 2016 and March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") and ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net ("ASU 2016-08"), respectively. ASU 2016-10 clarifies the implementation guidance on licensing and the identification of performance obligations considerations included in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2016-08 provides amendments to clarify the implementation guidance on principal versus agent considerations included in ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement, along with ASU 2016-08 and 2014-09, is for annual and interim periods beginning after December 15, 2017 with early adoption permitted as of the original effective date. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

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

In August 2015, FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). This ASU adds Security Exchange Commission paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For public companies, the guidance is effective for reporting periods beginning after December 15, 2015. For all other entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Application of this new accounting guidance in 2016 resulted in the reclassification of the Company's debt issuance costs. The Company had $3.1 million and $3.5 million of unamortized debt issuance costs classified within deferred charges which would be reclassified as a direct deduction from the carrying amount of long-term debt at March 31, 2016 and December 31, 2015, respectively.

ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public companies, the guidance in ASU 2015-03, as amended by ASU 2015-15, is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company adopted this standard, as permitted beginning with fiscal year 2016 and applied this standard retrospectively to 2015.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventory, excluding inventory measured using the last-in, first-out or retail inventory methods. The guidance specifies that inventory currently measured at the lower of cost or market, where market could be determined with different methods, should now be measured at the lower of cost or net realizable value. For public companies, the pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. For all other entities, effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements and footnote disclosures.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing and has determined that there have been no subsequent events for which disclosure is required.

17. Condensed Consolidating Financial Information

In January 2013, Holdings and Interface Systems, as co-issuers, issued $230.0 million aggregate principal amount of Notes (see Note 6). Pursuant to the indenture governing the Notes, such notes are fully and unconditionally and jointly and severally guaranteed by each of the Company's domestic restricted subsidiaries and are secured by substantially all of the Company's and the guarantors' existing and future tangible and intangible assets. Separate condensed consolidating information is not included because Interface Systems is a wholly-owned subsidiary and co-issuer of the Notes and Holdings has no independent assets or operations. There are no significant restrictions on the ability of Holdings to obtain funds from its subsidiary. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” the Company is not required to provide condensed consolidating financial information for its subsidiary. All consolidated amounts in the Company's financial statements are representative of its subsidiary.

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

Our physical security platform is delivered utilizing state-of-the-art IP technology, which enables our alarm / event monitoring to be faster, more reliable and less expensive than digital-dialer systems that require a separate phone line. In addition, our experienced engineering team is able to configure the routers on these IP systems to optimize our alarm monitoring and interactive video surveillance services by proactively managing bandwidth within our customers’ networks to ensure continuity of all critical business systems. Our proprietary video surveillance technology allows for remote monitoring from our Central Command Center (“C3”) where highly trained specialists monitor real-time events taking place at a customer premise through both live video and audio and take appropriate action. We believe our proprietary video surveillance technology provides the most cost effective system in the market allowing operators to simultaneously monitor events at multiple customer locations. The unique features of this system include video verification, rapid response, video escorts and snapshot audits. These services, along with our other ancillary IP security applications, are delivered over a custom-configured private, secured network to meet the requirements of our customer’s existing technology platform and infrastructure. We are able to continuously monitor the health of each customer’s network remotely through our 24/7/365 Secure Operations Center (“SOC”) / Network Operations Center (“NOC”). We plan to improve the proprietary software currently being utilized in the C3 and integrate with the current alarm monitoring software used in the SOC in 2016. We expect the consolidation of C3 and SOC monitoring software platforms will provide numerous operational benefits, including a central database for all monitored customers at both the C3 and SOC with fully redundant monitoring capabilities, and improved disaster recovery and load-sharing capability between the two monitoring centers. We believe this initiative will improve operating efficiencies and customer satisfaction.

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

We have grown organically and completed 42 acquisitions since 1998 to reach total RMR of $11.2 million as of March 31, 2016. According to the 2016 Top 100 report issued by SDM magazine, we are ranked as the 7th largest security company in the United States based on RMR as of December 31, 2015 compared to the 12th largest security company in the 2015 SDM Top 100 report based on RMR as of December 31, 2014. We were also ranked number one amongst the 50 largest security companies based on the percentage of RMR growth of 28.2% during the fiscal year 2015.

Our diverse customer base includes large multi-site commercial enterprises in the luxury retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Panda Express, DineEquity (Applebee's Bar & Grill and IHOP Restaurants), Brinker (Chili's Bar & Grill), La Quinta Inn & Suites and Edward Jones Investments. As of March 31, 2016, our top ten RMR customers accounted for 72.8% of our total RMR with an average relationship length of five years. As of March 31, 2016, we serviced approximately 80,900 total customer sites across our customer base through our 15 regional service centers and employee field technicians in most of the largest markets in the U.S. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long-term contracts make our customer relationships stable and “sticky” with an average relationship length of 10 years across our total customer base. In addition, we have established a sales and installation infrastructure capable of acquiring and managing large-scale, national account deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have mutually-beneficial "ecosystem" channel partnership agreements in place with companies such as Cisco Systems, Inc., Verizon Wireless, Honeywell International, Inc. and CradlePoint, Inc. to expand our national sales reach at minimal incremental cost. We have demonstrated the ability to manage large-scale deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011, the rollout for Family Dollar of over 8,000 store locations in 2014 and 2015 and the roll-out of over 4,000 store locations of a specialty retailer and distributor of professional beauty supplies over a five month period beginning in September 2015.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. Management evaluates performance and allocates resources based on the business as a whole. For the three months ended March 31, 2016 and 2015, approximately 85.7% and 73.7%, respectively, of our revenue was derived from customers who sign long-term managed services contracts. These long-term contracts, typically between 36 and 60 months in duration, provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services being provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through fees for the installation and activation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales and engineering costs and general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial, multi-site customers, we believe we have a lower than industry average acquisition cost to acquire a new customer (“SAC”), which in turn provides high margin RMR and higher than industry average RMR per user, commonly referred to as average revenue per user (“ARPU”) generated from our monitoring and managed services.

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

Our operating results are impacted by the following key factors: RMR, number of customer additions, SAC, ARPU, average net attrition rate, the costs to monitor and service our customers, the level of general and administrative expenses and the availability and cost of capital required to generate new customers. Average net attrition rate has a direct impact on the number of customers we manage and on our financial results, including revenue, operating income and cash flows. A portion of the customer base can be expected to cancel its service every year. We focus our investment decisions on generating new customers and servicing our existing customers in the most efficient cost-effective manner, while maintaining a high level of customer service to minimize attrition. These decisions are based on the projected cash flows and associated margins generated over the expected life of the customer relationship. Average net attrition rate is defined as the aggregate amount of canceled or reduced RMR during a period divided by the average total RMR during the measurement period. Customers are considered canceled when they terminate in accordance with the terms of their contract or are terminated by us. Certain customer re-signs and relocations are excluded from the attrition calculation. If a customer relocates and continues its service, we consider this as a cancellation but do not include such cancellation in our average net attrition rate calculation. Further, if a customer discontinues its service at a site and a new customer enters into a contract for service at the same site, we refer to this as a re-sign. We consider re-signs as cancellations, but do not include them in our average net attrition rate calculation.

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

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value added services demanded by the market and cross-selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of March 31, 2016 and March 31, 2015, approximately 48.8% and 47.4%, respectively, of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $138.24 as of March 31, 2016 from $117.47 at March 31, 2015, an increase of 17.7%, primarily due to the increase in new sites with bundled services that were installed during the period.

The table below presents our RMR and average net attrition data for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Beginning	$10,827,978	$8,449,126
New and Acquired	575,118	1,061,149
Sold	—	—
Canceled	(216,591)	(199,143)
Ending	$11,186,505	$9,311,132

End of period total customer sites	80,921	79,266
Average net attrition rate	7.2%	8.0%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. The increase in organic RMR sales for three months ended March 31, 2016 has contributed to higher backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) as compared to same period in 2015. We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady flow of new RMR through the year ending December 31, 2016 and beyond. As of March 31, 2016, our sales pipeline was $24.5 million of RMR. For the three months ended March 31, 2016, we have added $0.8 million of RMR to Contracted Backlog from our RMR sales pipeline. We are actively billing approximately $11.2 million of RMR and have $1.1 million of Contracted Backlog of which approximately $0.8 million is expected to be installed by the year ending December 31, 2016. Our installation revenue Contracted Backlog was $7.5 million as of March 31, 2016.

The SAC includes fixed costs of sales engineering, product development, marketing, sales overhead and operational overhead. Higher RMR installed during a period can reduce SAC by spreading the allocated fixed costs over a larger pool of RMR. The direct SAC of new RMR increased for the three months ended March 31, 2016 to 27.6x as compared to 23.3x for the three months ended March 31, 2015.

How We Generate Revenue

Our primary source of revenue is recurring services revenue, generated through monitoring, management, and maintenance services provided to our customers in accordance with their customer contracts. Recurring services for our customers are billed in advance, primarily monthly, pursuant to the terms of customer contracts. At the end of each monthly period, the portion of managed fees related to services not yet provided are deferred and recognized in the period that these services are provided.

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

Costs and Expenses

Cost of Services and Products. Cost of services and products represent the cost of providing services and products to our customers. Cost of services includes costs associated with installation, service calls for customers who have maintenance contracts, costs of monitoring, central station expense, selling, account management and marketing expense and the maintenance / repair of existing systems. Cost of products include direct materials utilized in the installation of new systems along with wire, disposable stock and costs to deliver products.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, accounts receivable and allowances, goodwill and indefinite-lived intangible assets, long-lived assets and intangible assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the three months ended March 31, 2016, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies. Critical accounting policies are detailed in the Company's 2015 Annual Report on Form 10-K.

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

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, we concluded that the errors were not material to any of its prior year consolidated financial statements. The accompanying consolidated statement of operations for the three months ended March 31, 2015 includes a cumulative revision relating to these errors and were immaterial to the years previously reported. These revisions did not have any effect on loss from operations, net loss, cash flows, or non-GAAP reporting metrics nor did they affect our past compliance with debt covenants.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

	Three Months Ended March 31,		Percent Change
	2016	2015

Revenue
Services	$35,887	$28,529	25.8%
Products	3,781	5,433	(30.4)%
Total revenue	39,668	33,962	16.8%

Cost and Expenses
Cost of services	28,545	28,575	(0.1)%
Cost of products	2,444	5,059	(51.7)%
General and administrative expenses	6,114	5,934	3.0%
Amortization	1,571	1,560	0.7%
Depreciation	4,509	3,018	49.4%
Loss on sale of long-lived assets	440	226	94.7%
Total costs and expenses	43,623	44,372	(1.7)%
Loss from operations	(3,955)	(10,410)	(62.0)%
Interest expense	(6,217)	(6,164)	0.9%
Interest income	1	—	*
Loss before provision for income taxes	(10,171)	(16,574)	(38.6)%
Provision for income taxes	(245)	(218)	12.4%
Net loss	$(10,416)	$(16,792)	(38.0)%
________________________
*Not meaningful

Revenue

Total revenue increased $5.7 million, or 16.8%, to $39.7 million for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. ARPU increased by $20.77, or 17.7%, to $138.24 as of March 31, 2016 compared to March 31, 2015.

Services revenue increased $7.4 million, or 25.8%, to $35.9 million for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The increase was due primarily to an increase of $9.5 million in services revenue from RMR growth and higher ARPU in the trailing twelve months offset by a $2.1 million decrease from non-RMR services revenue related to lower installations during the three months ended March 31, 2016 compared to the same period in 2015.

Products revenue decreased $1.7 million, or 30.4%, to $3.8 million for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015 due primarily to a decrease of $1.6 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Total cost and expenses decreased $0.7 million, or 1.7%, to $43.6 million for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015, primarily related to the changes discussed below.

Cost of services remained flat at $28.5 million for the three months ended March 31, 2016 as compared to $28.6 million for the three months ended March 31, 2015. The change in cost of services is due to a $1.2 million increase in monitoring and managed service expense offset by a $0.7 million decrease in other operating expenses, a $0.4 million decrease in wages and subcontractor labor and a $0.2 million decrease in provisioning and customer transfer costs.

Cost of products decreased $2.6 million, or 51.7%, to $2.4 million for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The decrease in cost of products is related to a $2.6 million decrease in installation materials, net of capitalized installation materials, associated with lower installation revenue and new RMR added during the three months ended March 31, 2016.

General and administrative expenses increased $0.2 million for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The increase is related to a $0.2 million increase in insurance fees, a $0.1 million increase in non-recurring fees, a $0.1 million increase in administrative wages and a $0.1 million increase in accrued management fees that are not currently payable offset by a $0.2 million decrease in legal and professional fees and a decrease in bad debt expense of $0.2 million.

Amortization expense remained relatively flat at $1.6 million for the three months ended March 31, 2016 and for the three months ended March 31, 2015.

Depreciation expense increased $1.5 million, or 49.4%, to $4.5 million for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. The increase was primarily due to the net addition of subscriber system assets of $1.7 million during the three months ended March 31, 2016.

Interest Expense

Interest expense remained relatively flat at $6.2 million for the three months ended March 31, 2016 and for the three months ended March 31, 2015.

Provision for Income Taxes

Provision for income taxes remained relatively flat at $0.2 million for the three months ended March 31, 2016 and for the three months ended March 31, 2015. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate decreased from (1.32)% for the three months ended March 31, 2015 to (2.40)% for the three months ended March 31, 2016. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss decreased $6.4 million to $10.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily as a result of the factors described above.

Non-GAAP Financial Measures

We use certain financial measures, including EBITDA and Pre-SAC EBITDA, as supplemental measures of our performance that are not required by, or presented in accordance with, GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating activities as a measure of our liquidity. These measures are used in the internal management of our business, along with the most directly comparable GAAP financial measures, in evaluating our operating performance. In addition, our presentation of Pre-SAC EBITDA is consistent with the equivalent measurements that are contained in the Revolving Credit Facility and the indenture governing our 9 1/4% Senior Secured Notes due 2018 (the “Notes”). We caution investors that amounts presented in accordance with our definition of Pre-SAC EBITDA may not be comparable to similar measures disclosed by other issuers, because not all issuers and analysts calculate Pre-SAC EBITDA in the same manner.

EBITDA represents net loss attributable to Holdings before interest expense, interest income, income taxes, depreciation and amortization. Pre-SAC EBITDA represents EBITDA as further adjusted for gain or loss of sale of long-lived assets, accrued but not currently payable management fees, sales and installation costs, net of sales and installation revenue, related to organic RMR growth, plus 50% of non-capitalized corporate and service center administrative costs related to organic RMR growth, less capitalized subscriber system assets.

Our measurement of EBITDA and Pre-SAC EBITDA may not be comparable to similarly titled measures of other companies and are not measures of performance calculated in accordance with GAAP. We have included information concerning EBITDA and Pre-SAC EBITDA because we believe that such information is used by certain investors as supplemental measures of a company’s historical ability to service debt. We believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA and Pre-SAC EBITDA when reporting their results. Our presentation of EBITDA and Pre-SAC EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

EBITDA and Pre-SAC EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our operating results or cash flows as reported under GAAP. Some of these limitations are:

•	they do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•
although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and EBITDA and Pre-SAC EBITDA do not reflect any cash requirements for such replacements;

•	they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows; and

•	other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

Because of these limitations, EBITDA and Pre-SAC EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Pre-SAC EBITDA only for supplemental purposes. Please see our consolidated financial statements contained in this report.

The following table sets forth a reconciliation of net loss attributable to the Company to EBITDA and EBITDA to Pre-SAC EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015

Net loss	$(10,416)	$(16,792)
Provision for income taxes	245	218
Interest expense	6,217	6,164
Interest income	(1)	—
Depreciation	4,509	3,018
Amortization	1,571	1,560
EBITDA	2,125	(5,832)
Loss on sale of long-lived assets	440	226
Accrued management fees (a)	125	—
Sales and installation expense (b)	21,029	33,990
50% of overhead expenses (c)	2,994	2,967
Capitalized expenditures, subscriber system assets (d)	(9,576)	(11,247)
Sales and installation revenue (e)	(4,243)	(8,707)
Pre-SAC EBITDA	$12,894	$11,397
________________________

(a)	Reflects fees under the Management Services Agreement with SunTx Capital Management Corp., the general partner of SunTx Capital Partners that are accrued but not currently payable.

(b)	Reflects sales and installation costs related to organic RMR growth.

(c)
Reflects 50% of the corporate and service center administrative costs related to organic RMR growth and is not capitalized. Corporate and service center administrative costs include expenses and the related overhead to support the RMR and installation growth. Other industry participants customarily allocate 50% of their overhead cost to RMR and sales growth.

(d)
Reflects sales and installation costs related to organic RMR growth, including those costs that are capitalized as subscriber systems assets. Since the full amount of sales and installation expense is added as an adjustment in (b) above, the capitalized portion of the sales and installation cost is deducted from the Pre-SAC EBITDA calculation.

(e)	Reflects revenue received for the installation of subscriber systems related to organic RMR growth to match certain costs incurred in connection with the installations as described in (b) above.

Pre-SAC EBITDA increased 13.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily a result of an increase in organic RMR installations contributing to a higher RMR service margin contribution as compared to 2015.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary sources of liquidity are cash on hand and the Revolving Credit Facility. As of March 31, 2016, we had cash on hand of $1.7 million and $13.9 million of available borrowing capacity under our Revolving Credit Facility. We had negative working capital of $6.0 million as of March 31, 2016 and positive working capital of $6.3 million as of December 31, 2015. Net cash provided by operations was $0.1 million for the three months ended March 31, 2016 compared to $12.6 million of cash used to fund our operations for the three months ended March 31, 2015.

We have raised capital in the past through the sale of debt securities and we may seek alternative sources of capital or debt dependent on market conditions in the future. As of April 30, 2016, we had cash on hand of $0.2 million and $12.4 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand, current borrowing availability as of April 30, 2016 and the cash flow impact of recent contract roll-outs, we expect to have sufficient funds to pay the interest payments of an aggregate amount of $10.6 million due under the Notes in July 2016 and January 2017. SunTx Capital Management Corp., as the ultimate general partner of SunTx Interface, LP, the majority stockholder of Holdings, is committed to fulfill the financial obligations and support any cash flow shortfalls or needs of Holdings through May 12, 2017.

We incurred net direct costs associated with the upfront costs related to the origination of new customers of $16.8 million and $25.3 million to create new RMR of $0.6 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. The net direct costs, including the portion of equipment costs capitalized as subscriber system assets, was $7.2 million and $14.0 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash used for operations for the three months ended March 31, 2016 and 2015 is primarily due to a reduction in these investments.

Management believes there is significant cash flows resulting from the steady growth in our RMR at historical investment levels. We have demonstrated historical increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. We also believe this enhances our ability to service debt obligations. As of March 31, 2016, we are actively billing approximately $11.2 million of RMR and have $1.1 million of RMR in Contracted Backlog of which approximately $0.8 million is expected to be completed by the end of 2016. The related equipment and materials have been procured for the Contracted Backlog.

During high volume net new RMR growth periods, management cannot provide assurance that we will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could no longer invest in creating new RMR and replace attrition (“Steady State”) and scale back the RMR growth to a level that would significantly reduce its investment in sales and installation costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2015 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and 2015 RMR Contracted Backlog. During the year ended December 31, 2015, we added more new RMR from existing customers' new store activity or RMR upgrades than our total gross attrition for the same period, which allows us to replace attrition at a lower cost of new RMR than if we were to operate in Steady State. Management believes that our current capital resources are adequate to meet our debt obligations, continue operations, maintain our business strategy and steadily grow RMR for the next twelve months.

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2016	2015

Net cash provided by (used in) operating activities	$126	$(12,571)
Net cash used in investing activities	(9,709)	(11,386)
Net cash used in financing activities	(765)	(290)

Cash Flows from Operating Activities

Net cash used in operating activities decreased by $12.7 million from $12.6 million for the three months ended March 31, 2015 to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2016.

The decreased use of cash for the three months ended March 31, 2016 was primarily related to a $9.3 million decrease in accounts receivable and a $4.7 million decrease in inventory related to the installation of Contracted Backlog in 2016. The decrease was offset by a decrease in accrued expenses of $2.5 million, an increase in prepaid expenses of $1.0 million, a decrease in accounts payable of $0.7 million related to the timing of payments, a decrease in customer deposits of $0.6 million, an increase in customer deposits of $0.6 million and an increase in deferred revenue of $0.1 million.

Cash Flows from Investing Activities

Net cash from investing activities decreased $1.7 million from $11.4 million of net cash provided by investing activities for the three months ended March 31, 2015 to $9.7 million of net cash used in investing activities for the three months ended March 31, 2016. The decrease is primarily related to a decrease in investing of $1.7 million in subscriber system assets in 2016 as a result of lower RMR growth during the period.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of the costs associated with generating new customers that are not covered through our operating cash flows and acquisitions.

During the three months ended March 31, 2016, our net cash used by financing activities was $0.8 million compared to $0.3 during the three months ended March 31, 2015. During the three months ended March 31, 2016, we paid $0.5 million more for capital leases and other obligations compared to the prior year.

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

Revolving Credit Facility.

Interface Systems, as borrower, and Holdings, as guarantor, entered into the Revolving Credit Facility on January 18, 2013. The Revolving Credit Facility provides for an available borrowing capacity equal to the lesser of $50.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of each of March 31, 2016 and December 31, 2015, we had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of March 31, 2016, the interest rate is 3.75%.

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

On March 31, 2016, our available borrowing capacity was $50.0 million, of which $36.0 million was drawn and $13.9 million was available for borrowing. Our eligible RMR is now sufficient to borrow the maximum borrowing available under the Revolving Credit Facility.

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

As of March 31, 2016, we were in compliance with the applicable restrictive covenants under our debt agreements, and we expect to remain in compliance for at least the next twelve months.

Recently Issued Accounting Standards

See Note 15 to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than off-balance sheet arrangements in connection with operating leases, we had no off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

Since December 31, 2015, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of March 31, 2016, the interest rate is 3.75%. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility bearing variable interest rates. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility as of March 31, 2016 would result in an increase of approximately $3.6 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

There was no change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not involved in any material current or pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on May 12, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

Date: May 12, 2016

By: /s/ Kenneth Obermeyer
Kenneth Obermeyer
Chief Financial Officer

Date: May 12, 2016

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on May 12, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.