Form 10-Q
period 2016-06-30
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2016-08-11
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

As of August 11, 2016, Interface Security Systems Holdings, Inc. (“Holdings”) had 2,632,839.70 shares of class A voting common stock, $0.01 par value, outstanding and 976,880.09 shares of class B non-voting common stock, $0.01 par value, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “could,” “would,” “should,” and variations of these words or similar expressions (or the negative versions of any such words). All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, management’s expectations, beliefs and projections will be achieved. There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this quarterly report including, among others:

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

•	our ability to compete effectively in a highly‑competitive industry;

•	catastrophic events that may disrupt our business;

•	our ability to retain customers;

•	concentration of customer recurring monthly revenue and concentration of our business in certain markets;

•	our ability to manage relationships with third‑party providers, including telecommunication providers and broadband service providers;

•	our reliance on third-party component providers and the risk associated with any failure, supply chain disruption or interruption in products or services provided by these third parties;

•	our reliance on third-party software and service providers;

•	inability to protect our intellectual property rights;

•	our ability to obtain or maintain necessary governmental licenses and comply with applicable laws and regulations;

•	changes in governmental regulation of communication monitoring;

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARES

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,396	$12,096
Accounts receivable, less allowance for doubtful accounts of $1,325 and $1,441	11,117	16,002
Inventories	12,369	14,333
Prepaid expenses and other assets	3,954	4,513
Total current assets	33,836	46,944
Property and equipment, net	56,545	49,636
Intangible assets, net	16,113	18,512
Goodwill	40,463	40,463
Deferred charges	775	1,025
Other assets	5,271	6,380
Total assets	$153,003	$162,960

Liabilities and Stockholders' Deficit
Current liabilities
Current portion of capital leases and other obligations	$1,477	$2,808
Accounts payable	12,080	14,528
Accrued expenses	17,793	18,288
Customer deposits	2,016	1,671
Deferred revenue	3,340	3,344
Total current liabilities	36,706	40,639
Long-term deferred revenue	3,731	3,110
Deferred tax liability	7,820	7,497
Other obligations	1,042	979
Long-term debt	266,858	262,505
Total liabilities	316,157	314,730
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at June 30, 2016 and December 31, 2015	110,284	110,284
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at June 30, 2016 and December 31, 2015	41,154	41,154
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 shares outstanding at June 30, 2016 and December 31, 2015	11,961	11,961
Total mezzanine equity	163,399	163,399
Stockholders' deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 2,632,840 shares outstanding at June 30, 2016 and December 31, 2015	26	26
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 976,880 shares outstanding at June 30, 2016 and December 31, 2015	10	10
Additional paid-in-capital	128,234	121,364
Accumulated deficit	(454,823)	(436,569)
Total stockholders' deficit	(326,553)	(315,169)
Total liabilities and stockholders' deficit	$153,003	$162,960

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue
Services	$36,455	$32,443	$72,342	$60,972
Products	2,797	4,276	6,578	9,709
Total revenue	39,252	36,719	78,920	70,681
Costs and Expenses
Cost of services	26,713	27,629	55,258	56,204
Cost of products	1,906	3,886	4,350	8,945
General and administrative expenses	6,332	6,571	12,446	12,505
Amortization	827	1,476	2,398	3,036
Depreciation	4,602	3,394	9,111	6,412
Loss on sale of long-lived assets	305	322	745	548
Total costs and expenses	40,685	43,278	84,308	87,650
Loss from operations	(1,433)	(6,559)	(5,388)	(16,969)
Interest expense	(6,252)	(6,207)	(12,469)	(12,371)
Interest income	1	1	2	1
Loss before provision for income taxes	(7,684)	(12,765)	(17,855)	(29,339)
Provision for income taxes	(154)	(171)	(399)	(389)
Net loss	$(7,838)	$(12,936)	$(18,254)	$(29,728)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Number of Shares	$.01 par value	Number of Shares	$.01 par value	Additional paid-in- Capital	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2015	2,632,840	$26	976,880	$10	$121,364	$(436,569)	$(315,169)
Capital Contribution	—	—	—	—	6,870	—	6,870
Net loss	—	—	—	—	—	(18,254)	(18,254)
Balances at June 30, 2016	2,632,840	$26	976,880	$10	$128,234	$(454,823)	$(326,553)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities
Net loss	$(18,254)	$(29,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Amortization	2,398	3,036
Depreciation	9,111	6,412
Amortization of deferred charges and debt issuance costs	1,104	1,099
Deferred income tax	322	298
Loss on sale of long-lived assets	745	548
Change in operating assets and liabilities
Accounts receivable	4,885	(618)
Inventories	1,964	12,168
Prepaid expenses and other assets	1,668	(887)
Accounts payable	(3,713)	(1,431)
Accrued expenses	(1,177)	565
Customer deposits	345	(593)
Deferred revenue	618	144
Net cash provided by (used in) operating activities	16	(8,987)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(14,119)	(18,507)
Capital expenditures, other	(437)	(539)
Proceeds from sale of property and equipment	—	19
Net cash used in investing activities	(14,556)	(19,027)
Cash flows from financing activities
Capital contribution	6,870	—
Proceeds from Revolving Credit Facility	3,500	4,000
Payments on capital leases and other obligations	(1,530)	(864)
Deferred charges	—	(68)
Net cash provided by financing activities	8,840	3,068
Net decrease in cash	(5,700)	(24,946)
Cash and cash equivalents
Beginning of period	12,096	25,833
End of period	$6,396	$887
Supplemental Disclosures
Cash paid for interest	$11,279	$11,274
Cash (refunded) paid for taxes	$(128)	$180

Noncash items
Capital expenditures in accounts payable and accrued expenses	$2,441	$272
Acquisition of inventory through financing arrangements	$—	$938

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

Interface Security Systems Holdings, Inc. (“Holdings”) is a Delaware corporation. Holdings is a technology company engaged in the sale, provisioning, installation, monitoring and maintenance of physical security and secured network services to primarily large, commercial, multi-site customers throughout the United States. Holdings is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”), which owns approximately 88% of the voting power of Holdings' indirect parent company, Interface Grand Master Holdings, Inc. (“Grand Master”) on a fully diluted basis. Grand Master is the owner of 100% of the capital stock of Interface Master Holdings, Inc. (“Master Holdings”), the direct parent company and 100% owner of the capital stock of Holdings. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the “Company” or “Interface”.

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of June 30, 2016, and the results of operations for the three and six months ended June 30, 2016 and 2015. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information; accordingly, certain information and footnote disclosures typically included in the Company’s annual financial statements have been condensed or omitted from this report. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), which was filed with the SEC on March 24, 2016. Information presented as of December 31, 2015 is derived from audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

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

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior year consolidated financial statements. The accompanying consolidated statement of operations for the three and six months ended June 30, 2015 includes a cumulative revision relating to these errors. These revisions did not have any effect on loss from operations, net loss, cash flows, or other reporting metrics nor did they affect the Company’s past compliance with debt covenants.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table compares previously reported services revenue, total revenue, cost of services, total costs and expenses to the adjusted amounts for the three and six month period ended June 30, 2015:

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

A majority of the Company’s revenues are generated within the United States and the majority of the Company’s long-lived assets are located within the United States. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, management, maintenance and related services that generate profitable recurring monthly revenue (“RMR”). The Company makes a one-time investment in sales and installation cost to create new customers internally and this investment is generally not capitalized. The Company generates substantial operating losses as a result of expensing the majority of its investment in subscriber RMR growth. The Company incurred net direct costs of $13.5 million and $16.8 million to create new RMR of $0.5 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $30.3 million and $42.1 million to create new RMR of $1.1 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.

Security, technology and monitoring companies are generally valued based on a multiple of the RMR associated with the customer contracts and these multiples vary based on performance metrics, scale and market conditions. Management believes there is value created for the Company’s investors resulting from the steady growth in the Company’s RMR at historical investment levels. The Company's market value can be effected by capital market conditions and market comparisons. The Company has demonstrated historical increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. As of June 30, 2016, the Company is actively billing approximately $11.5 million of RMR and has a backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) totaling $0.8 million of which approximately $0.4 million is expected to be completed by the end of 2016.

Throughout the course of the Company’s history, it has been able to adjust the level of RMR growth and related investment based on the capital available. If the Company were to cease its internal growth strategy and enter Steady

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company provided $0.02 million and used $9.0 million of cash for operations for the six months ended June 30, 2016 and 2015, respectively, and had negative working capital of $2.9 million as of June 30, 2016 and positive working capital of $6.3 million as of December 31, 2015. In addition, as of June 30, 2016, the Company had $266.9 million of total indebtedness, excluding capital leases and other obligations. The Company expects to use its cash on hand for operations during the remainder of 2016. The Company had $39.5 million drawn and $10.4 million available for borrowing under its Revolving Credit Facility at June 30, 2016. See Note 6.

The Company has raised capital in the past through the sale of debt securities and may seek alternative sources of capital or debt dependent on market conditions in the future. In June 2016, Grand Master closed a private rights offering and made a capital contribution through its subsidiaries of $6.9 million of the net proceeds from the offering to fund growth initiatives and general corporate purposes.

As of July 31, 2016, we had cash on hand of $0.5 million and $6.4 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand, current borrowing availability as of July 31, 2016 and the cash flow impact of recent contract roll-outs, we expect to have sufficient funds to pay the interest payments of an aggregate amount of $10.6 million due under the Notes in January 2017 and July 2017. SunTx Capital Management Corp., as the ultimate general partner of SunTx Interface, LP, the majority stockholder of Holdings, is committed to fulfill the financial obligations and support any cash flow shortfalls or needs of Holdings through August 11, 2017.

2. Inventories

Inventories consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Products	$6,733	$6,470
Work-in-process	5,636	7,863
	$12,369	$14,333

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Subscriber system assets	$83,167	$68,920
Equipment	3,552	3,517
Software	2,580	2,770
Furniture and fixtures	1,028	769
Leasehold improvements	556	987
Vehicles	413	969
	91,296	77,932
Less: Accumulated depreciation	(34,751)	(28,296)
	$56,545	$49,636

Depreciation expense was $4.6 million and $3.4 million for the three months ended June 30, 2016 and 2015, respectively, and $9.1 million and $6.4 million for the six months ended June 30, 2016 and 2015.

4. Intangible Assets

Intangible assets are recorded at cost or fair value if acquired in a purchase business combination and consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Acquired monitoring and maintenance contracts	$36,331	$37,269
Internally developed software	4,347	4,347
Other	5	15
	40,683	41,631

Less accumulated amortization for:
Acquired monitoring and maintenance contracts	(20,218)	(19,492)
Internally developed software	(4,347)	(3,614)
Other	(5)	(13)
	(24,570)	(23,119)
	$16,113	$18,512

Amortization of intangible assets was $0.8 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $3.0 million for the six months ended June 30, 2016 and 2015, respectively.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization of intangible assets for the following five years, as of June 30, 2016, is as follows (in thousands):

Six months ending December 31, 2016	$1,615
2017	2,647
2018	1,994
2019	1,907
2020	1,877
Thereafter	6,073

5. Accrued Expenses

Accrued expenses consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Interest	$10,057	$9,924
Payroll and employee benefits	3,816	3,838
Taxes	1,782	1,795
Other	2,138	2,731
	$17,793	$18,288

6. Long-Term Debt

Long-term debt consists of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Notes	$230,000	$230,000
Revolving line of credit	39,500	36,000
	269,500	266,000
Less unamortized debt issuance costs	(2,642)	(3,495)
	$266,858	$262,505

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

The Company maintains a Revolving Credit Facility with Capital One which allows the Company to borrow the lesser of $50.0 million or up to 5 times RMR. The Revolving Credit Facility matures on January 15, 2018 and had $39.5 million drawn and availability of $10.4 million at June 30, 2016. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the available borrowing capacity. As of June 30, 2016 and December 31, 2015, the Company had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of June 30, 2016, the interest rate was 3.75%. The Revolving Credit Facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of at least 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross RMR attrition rate of 13.0% at any time. The Revolving Credit Facility is secured by a first priority perfected lien on substantially all of the same assets that secure the Notes. The Revolving Credit Facility also provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of June 30, 2016, the Company was in compliance with all of the restrictive and financial covenants.

Based upon outstanding indebtedness as of June 30, 2016, the Company had aggregate annual maturities on the total borrowings under all debt agreements of $266.9 million due in 2018.

At June 30, 2016, the Notes traded at a range of $98.75 to $100.00 based upon available market information. The range of the estimated fair value of the Notes was $227.1 million to $230.0 million as of June 30, 2016. The Notes traded at a range of $96.50 to $98.50 as of December 31, 2015 with an estimated fair value of $220.0 million to $226.6 million. The Notes are classified with Level 2 of the valuation hierarchy. The carrying amount of debt outstanding under the Revolving Credit Facility approximates fair value as interest rates on these borrowings approximate terms currently offered to the Company, which are considered Level 2. The Company does not have any assets categorized as Level 1 or Level 3 in the hierarchy and there were no transfers made into or out of the Company's Level 2 financial assets during the three and six months ended June 30, 2016 and 2015. See Note 7.

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Amortization of debt issuance costs was $0.5 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

Deferred charges consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015

Deferred financing fees	$2,453	$2,453
Accumulated amortization	(1,678)	(1,428)
	$775	$1,025

Amortization of deferred charges was $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively, which is included in interest expense in the accompanying unaudited consolidated statement of operations.

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

8. Income Taxes

The Company recognized income tax expense of $0.2 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively, resulting in an effective tax rate of (2.01)% and (1.34)% for the three months ended June 30, 2016 and 2015, respectively, and (2.44)% and (1.33)% for the six months ended June 30, 2016 and 2015, respectively. In each period, income tax expense includes i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities. In addition, the Company determines its estimated annual effective tax rate based on its projected operating losses for the year and applies this rate to each period in accordance with requirements for accounting for income taxes under ASC 740-270.

9. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 is comprised of the Company’s Class A, Class C, and Class E preferred stock, including accrued dividends. In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock, Class F preferred stock and part of the Company’s Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Notes. Upon adoption of the Company’s amended and restated certificate of incorporation on May 29, 2014, each class of preferred stock ceased accruing dividends.

In July 2015, in connection with the Grand Master Restructuring, stockholders of Master Holdings exchanged all of their shares of each class of common stock and each class of preferred stock of Master Holdings for an equal number of shares of common stock and preferred stock of Grand Master with substantially similar terms as the shares of Master Holdings. As a result, Grand Master now owns 100% of the common stock and preferred stock of Master Holdings. There was no change in mezzanine equity from December 31, 2015 through June 30, 2016.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Lease Commitments and Other Obligations

Operating Leases

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and vehicles with terms of one year or greater. At June 30, 2016, the future minimum rental payments required under such leases are as follows (in thousands):

Six months ending December 31, 2016	$1,374
2017	2,428
2018	1,919
2019	1,566
2020	1,300
Thereafter	4,647
$13,234

Rental expense for equipment, building rent, computer systems and vehicles for the three months ended June 30, 2016 and 2015 was $1.3 million and $1.8 million, respectively, and rental expense for the six months ended June 30, 2016 and 2015, was $2.7 million and $3.9 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At June 30, 2016, the future minimum lease payments under such leases are as follows (in thousands):

Six months ending December 31, 2016	$86
2017	9
2018 and thereafter	—
95
Less: current portion	(95)
$—

Capital leases for equipment had a book value of $0.5 million and $2.1 million and accumulated depreciation of $0.2 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively.

The Company has entered into financing arrangements for the purchase of inventory and customer support services. The financing arrangements are non-interest bearing and range from 24 to 36 months in duration. The total amount of these borrowings, including current portion, was $1.4 million and $2.7 million at June 30, 2016 and December 31, 2015, respectively. The current portion of these borrowings was $1.4 million and $2.6 million at June 30, 2016 and December 31, 2015, respectively. The carrying amount of these financing arrangements approximates fair value as the imputed interest on the financing arrangements was not significant.

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

12. Risk Concentrations

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

The Company had concentrations of credit risk with two customers, representing 19.8% and 16.2%, respectively, of total revenues for the three months ended June 30, 2016 and 20.3% and 15.4%, respectively, of total revenues for the six months ended June 30, 2016. The associated accounts receivable from these two customers as a percentage of the Company’s accounts receivable, net, were 25.4% and 19.9%, respectively, as of June 30, 2016. For the three months ended June 30, 2015, the Company's two largest customers accounted for 24.7% and 15.1%, respectively, of total revenues and 22.7% and 15.5%, respectively, of total revenues for the six months ended June 30, 2015. The associated accounts receivable from these two customers accounted for 30.8% and 15.9%, respectively, of the Company’s total accounts receivable, net, as of June 30, 2015.

The Company had a significant concentration of purchases with one vendor that totaled $4.2 million for the three months ended June 30, 2016. Purchases from this vendor represented 13.6% of the Company's total vendor purchases for the three months ended June 30, 2016. For the six months ended June 30, 2016, the Company had a significant concentration of purchases with one vendor that totaled $9.9 million. Purchases from this vendor represented 12.5% of the Company's total vendor purchases for the six months ended June 30, 2016, The Company had an accounts payable balance associated with this one vendor of $3.1 million at June 30, 2016.

For the three months ended June 30, 2015, the Company had significant concentrations of purchases with two vendors that totaled $5.7 million and $2.1 million, respectively, and $13.2 million and $5.2 million for the six months ended June 30, 2015. Purchases from these vendors represented 18.6% and 6.9% of the Company's total vendor purchases for the three months ended June 30, 2015, respectively, and 20.3% and 28.3% for the six months ended June 30, 2015, respectively. The Company had an accounts payable balance associated with these two vendors of $6.3 million and $2.4 million, respectively, at June 30, 2015. The Company continues to maintain strong relationships with other vendors in the industry and has the ability to purchase the necessary equipment and services from these other vendors to continue its operations, if needed.

13. Related Party

Management Agreement

In April 2010, the Company entered into a Management Services Agreement (the “Management Agreement”) with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners, L.P. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company pays SunTx Management, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in connection with any acquisitions, dispositions, or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for the Grand Master's outstanding notes, the Company is permitted to make payments to SunTx Management under the Management Agreement (not to exceed $150,000 in any fiscal quarter), if among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness, pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to incur such $1.00 of additional indebtedness for the trailing four quarters ended June 30, 2016 and therefore, no fees were paid to SunTx Management during the period from March 2015 through the current reporting period.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Security Services Agreement

In September 2007, the Company entered into a commercial security services agreement with SunTx Capital Partners, L.P. Under this agreement, the Company agreed to install customer owned equipment and provide alarm monitoring, audio and video services, secure managed broadband (“SMB”) and Voice over Internet Protocol (“VoIP”) services. SunTx Capital Partners, L.P. agreed to pay the Company $14,400 plus tax, per month and had an initial term of five years that is automatically renewed for additional one year periods unless either party gives written notice to the other party of non-renewal at least sixty days prior to the expiration date. For each of the three months ended June 30, 2016 and 2015, the SunTx Capital Partners, L.P. paid the Company $45,000 and $90,000 for each of the six months ended June 30, 2016 and 2015.

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

14. Contingencies

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal or regulatory proceedings, where the adverse outcome of which, individually or in the aggregate, would materially adversely affect the Company's business, financial position, results of operations or liquidity.

15. Recently Issued Accounting Standards

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which aims to reduce the risk of diversity in practice for certain aspects of Topic 606, including collectability, noncash consideration, presentation of sales tax, and transition. In April 2016 and March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") and ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net ("ASU 2016-08"), respectively. ASU 2016-10 clarifies the implementation guidance on licensing and the identification of performance obligations considerations included in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2016-08 provides amendments to clarify the implementation guidance on principal versus agent considerations included in ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement, along with ASU 2016-08 and 2014-09, is for annual and interim periods beginning after December 15, 2017 with early adoption permitted as of the original effective date. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company is still evaluating the impact that this new guidance will have on the Company’s Consolidated Financial Statements.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2020. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements and footnote disclosures.

In August 2015, FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). This ASU adds Security Exchange Commission paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For public companies, the guidance is effective for reporting periods beginning after December 15, 2015. For all other entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Application of this new accounting guidance in 2016 resulted in the reclassification of the Company's debt issuance costs. The Company had $2.6 million and $3.5 million of unamortized debt issuance costs classified within deferred charges which were reclassified as a direct deduction from the carrying amount of long-term debt at June 30, 2016 and December 31, 2015, respectively.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

being registered,” the Company is not required to provide condensed consolidating financial information for its subsidiary. All consolidated amounts in the Company's financial statements are representative of its subsidiary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Interface Security Systems Holdings, Inc. (“Holdings”) is primarily owned by SunTx Capital Partners, L.P. and its affiliates (“SunTx Capital Partners”). SunTx Capital Partners owns approximately 88% of the voting power of Holdings' indirect parent company, Grand Master Holdings, Inc. (“Grand Master”), on a fully diluted basis. On June 30, 2015, we entered into a consent and fifth amendment to the Credit Agreement, dated as of January 18, 2013 (as amended the “Revolving Credit Facility”) with Capital One, N.A. (“Capital One”) to permit, and in which Capital One consented to, certain events in connection with the establishment of Grand Master, as the owner of 100% of the capital stock of Interface Master Holdings, Inc. (“Master Holdings”), the direct parent company and 100% owner of the capital stock of Holdings. Holdings owns 100% of the outstanding membership interests of its principal operating subsidiary, Interface Security Systems, L.L.C. (“Interface Systems”). Collectively, Holdings and Interface Systems are referred to herein as the “Company,” “Interface” “we,” “our,” or “us”.

Business Overview

We are a pioneer and recognized leader in the Internet Protocol (“IP”) bundled managed service industry enabling our primarily large, commercial, multi-site customers to Simplify To The Power of One® by combining both physical and network security solutions into one highly-efficient, managed, integrated service bundle. We believe that our IP managed security solutions are the most comprehensive in the market. Our physical security solutions include alarm / event monitoring, interactive video surveillance and analytics, managed access control and fire / life safety systems. Our secured network services include secure managed broadband (“SMB”), payment card industry (“PCI”) compliance, digital Voice over Internet Protocol (“VoIP”) and other ancillary services. Our comprehensive service offerings are designed for commercial enterprises that require a standardized and secure IP platform capable of servicing all of their distributed locations. We combine a complete suite of customized network and physical security services into a fully-integrated bundle, enabling our customers to consolidate services from multiple vendors into a single service provider, which significantly enhances the quality and breadth of their security while also reducing their costs.

Our physical security platform is delivered utilizing state-of-the-art IP technology, which enables our alarm / event monitoring to be faster, more reliable and less expensive than digital-dialer systems that require a separate phone line. In addition, our experienced engineering team is able to configure the routers on these IP systems to optimize our alarm monitoring and interactive video surveillance services by proactively managing bandwidth within our customers’ networks to ensure continuity of all critical business systems. Our proprietary video surveillance technology allows for remote monitoring from our Central Command Center (“C3”) where highly trained specialists monitor real-time events taking place at a customer premise through both live video and audio and take appropriate action. We believe our proprietary video surveillance technology provides the most cost effective system in the market allowing operators to simultaneously monitor events at multiple customer locations. The unique features of this system include video verification, rapid response, video escorts and snapshot audits. These services, along with our other ancillary IP security applications, are delivered over a custom-configured private, secured network to meet the requirements of our customer’s existing technology platform and infrastructure. We are able to continuously monitor the health of each customer’s network remotely through our 24/7/365 Secure Operations Center (“SOC”) / Network Operations Center (“NOC”). We plan to improve the proprietary software currently being utilized in the C3 and integrate with the current alarm monitoring software used in the SOC in 2016. We expect the consolidation of C3 and SOC monitoring software platforms will provide numerous operational benefits, including a central database for all monitored customers at both the C3 and SOC with fully redundant monitoring capabilities, and improved disaster recovery and load-sharing capability between the two monitoring centers. We believe this initiative will improve operating efficiencies and customer satisfaction. In addition to the improved C3 software, we are expanding our C3 monitoring capacity to almost triple its current abilities to support future growth.

We design and install all of the required equipment and software for our bundled service offering, and we custom engineer this equipment and services for each customer's specific applications and needs. We deliver these products as part of a long-term managed services contract that includes event monitoring, system support and maintenance (average new contracted term is four years). With over 18 years of experience in the security industry, we understand the importance and urgency associated with monitoring and servicing life safety, burglary and other emergency response systems and we apply that same attention to all of the IP-based solutions that we provide as part of our bundled service offering. We continually evaluate the viability of additional managed services that could further leverage our existing technology platform and enhance our customer offerings. As evidence of this effort, we have recently expanded our managed services to include energy management and Bluetooth, low-energy beacon proximity technology, creating new recurring monthly revenue (“RMR”) opportunities with our customers. Our energy management service provides customers with the ability to monitor, control and conserve energy usage while reducing their energy bills. We have also recently introduced software-based retail and video analytics to our managed services that can be combined with the beacon proximity technology, enabling our customers to analyze both employee and shopper behavior, in real-time, to enable the automation and optimization of marketing campaigns. We are a single source, turnkey provider, safely integrating our customers’ security and network needs into one highly reliable and cost effective services bundle. With our ongoing investments in new product developments and infrastructure throughout the United States, we are uniquely equipped to meet the rapidly changing technology demands of today’s retail, commercial and small business enterprises.

We have grown organically and completed 42 acquisitions since 1998 to reach total RMR of $11.5 million as of June 30, 2016. According to the 2016 Top 100 report issued by SDM magazine, we are ranked as the 7th largest security company in the United States based on RMR as of December 31, 2015 compared to the 12th largest security company in the 2015 SDM Top 100 report based on RMR as of December 31, 2014. We were also ranked number one amongst the 50 largest security companies based on the percentage of RMR growth of 28.2% during the fiscal year 2015.

Our diverse customer base includes large multi-site commercial enterprises in the luxury retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Panda Express, DineEquity (Applebee's Bar & Grill and IHOP Restaurants), Brinker (Chili's Bar & Grill), La Quinta Inn & Suites and Edward Jones Investments. As of June 30, 2016, our top ten RMR customers accounted for 67.5% of our total RMR with an average relationship length of six years. As of June 30, 2016, we serviced approximately 79,800 total customer sites across our customer base through our 15 regional service centers and employee field technicians in most of the largest markets in the U.S. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long-term contracts make our customer relationships stable and “sticky” with an average relationship length of 11 years across our total customer base. In addition, we have established a sales and installation infrastructure capable of acquiring and managing large-scale, national account deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have mutually-beneficial "ecosystem" channel partnership agreements in place with companies such as Cisco Systems, Inc., Verizon Wireless, Honeywell International, Inc., CradlePoint, Inc. and March Networks Corporation to expand our national sales reach at minimal incremental cost. We have demonstrated the ability to manage large-scale deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011, the rollout for Family Dollar of over 8,000 store locations in 2014 and 2015 and the roll-out of over 4,000 store locations of a specialty retailer and distributor of professional beauty supplies over a five month period beginning in September 2015.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. Management evaluates performance and allocates resources based on the business as a whole. For the three and six months ended June 30, 2016, approximately 87.9% and 86.9%, respectively, of our revenue was derived from customers who sign long-term managed services contracts. These long-term contracts, typically between 36 and 60 months in duration, provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services being provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through fees for the installation and activation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales and engineering costs and general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial, multi-site customers, we believe we have a lower than industry average acquisition cost to acquire a new customer (“SAC”), which in turn provides high margin RMR and higher than industry average RMR per user, commonly referred to as average revenue per user (“ARPU”) generated from our monitoring and managed services.

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

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value-added services demanded by the market and cross-selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of June 30, 2016 and June 30, 2015, approximately 49.6% and 42.9%, respectively, of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $143.67 as of June 30, 2016 from $125.04 at June 30, 2015, an increase of 14.9%, primarily due to the increase in new sites with bundled services that were installed during the period.

The table below presents our RMR and average net attrition data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Beginning	$11,186,505	$9,311,132	$10,827,978	$8,449,126
New and Acquired	536,792	669,696	1,111,910	1,730,845
Canceled	(251,432)	(187,242)	(468,023)	(386,385)
Ending	$11,471,865	$9,793,586	$11,471,865	$9,793,586

End of period total customer sites	79,849	78,334	79,849	78,334
Average net attrition rate	8.4%	7.1%	7.8%	7.5%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. The increase in organic RMR sales for six months ended June 30, 2016 has contributed to higher backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) as compared to the same period in 2015. We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady flow of new RMR through the year ending December 31, 2016 and beyond. As of June 30, 2016, our sales pipeline was $24.6 million of RMR. For the six months ended June 30, 2016, we have added $0.9 million of RMR to Contracted Backlog from our RMR sales pipeline. We are actively billing approximately $11.5 million of RMR and have $0.8 million of Contracted Backlog of which approximately $0.4 million is expected to be installed by the year ending December 31, 2016. Our installation revenue Contracted Backlog was $9.6 million as of June 30, 2016.

The slightly higher attrition during the three months ended June 30, 2016 is the result of lost RMR due to pricing adjustments of approximately $25,000 made to one hundred existing customer sites as part of a new contract that expanded the number of sites to over six hundred and resulted in a net RMR increase of approximately $0.6 million beginning in second quarter 2016 and continuing into 2017. An additional $10,000 in lost RMR resulted from the same customer reducing services in selected stores as part of a rebranding initiative following their recent merger.

The SAC includes fixed costs of sales engineering, product development, marketing, sales overhead and operational overhead. Higher RMR installed during a period can reduce SAC by spreading the allocated fixed costs over a larger pool of RMR. The direct SAC of new RMR decreased for the three months ended June 30, 2016 to 23.3x as compared to 24.4x for the three months ended June 30, 2015. For the six months ended June 30, 2016, the direct SAC of new RMR increased to 25.5x from 23.7x for the six months ended June 30, 2015.

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

Transactions involving the sale of security, SMB, VoIP or other systems, as well as other services to the customer can be considered to have multiple elements, including the sale of equipment, installation, monitoring, management and/or maintenance services. We assess our revenue arrangements to determine the appropriate units of accounting and allocate the consideration to those separate units as discussed in our Critical Accounting Policies and Estimates below.

Costs and Expenses

Cost of Services and Products. Cost of services and products represent the cost of providing services and products to our customers. Cost of services includes costs associated with installation, service calls for customers who have maintenance contracts, costs of monitoring, SOC/NOC/C3 expenses, selling, account management and marketing expense and the maintenance / repair of existing systems. Cost of products include direct materials utilized in the installation of new systems along with wire, disposable stock and costs to deliver products.

General and Administrative Expenses. General and administrative expenses consist of accounting and finance, legal, credit and collections, human resources, executive management, telephone, insurance, executive travel and other expenses related to the corporate administration of the Company. It also captures administrative labor, telecommunications, insurance and occupancy expenses related to our regional service centers throughout the United States.

Amortization. Amortization expenses consist of amortization from intangible assets primarily related to acquired monitoring and maintenance contracts and internally developed software.

Depreciation. Depreciation expenses consist of depreciation from property and equipment primarily related to subscriber system assets where ownership remains with the Company.

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, accounts receivable and allowances, goodwill and indefinite-lived intangible assets, long-lived assets and intangible assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the six months ended June 30, 2016, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies. Critical accounting policies are detailed in the Company's 2015 Annual Report on Form 10-K.

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

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, we concluded that the errors were not material to any of its prior year consolidated financial statements. The accompanying consolidated statement of operations for the three and six months ended June 30, 2015 includes a cumulative revision relating to these errors and were immaterial to the years previously reported. These revisions did not have any effect on loss from operations, net loss, cash flows, or non-GAAP reporting metrics nor did they affect our past compliance with debt covenants.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

	Three Months Ended June 30,		Percent Change
	2016	2015

Revenue
Services	$36,455	$32,443	12.4%
Products	2,797	4,276	(34.6)%
Total revenue	39,252	36,719	6.9%

Cost and Expenses
Cost of services	26,713	27,629	(3.3)%
Cost of products	1,906	3,886	(51.0)%
General and administrative expenses	6,332	6,571	(3.6)%
Amortization	827	1,476	(44.0)%
Depreciation	4,602	3,394	35.6%
Loss on sale of long-lived assets	305	322	(5.3)%
Total costs and expenses	40,685	43,278	(6.0)%
Loss from operations	(1,433)	(6,559)	(78.2)%
Interest expense	(6,252)	(6,207)	0.7%
Interest income	1	1	*
Loss before provision for income taxes	(7,684)	(12,765)	(39.8)%
Provision for income taxes	(154)	(171)	(9.9)%
Net loss	$(7,838)	$(12,936)	(39.4)%
________________________
*Not meaningful

Revenue

Total revenue increased $2.5 million, or 6.9%, to $39.3 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. ARPU increased by $18.63, or 14.9%, to $143.67 as of June 30, 2016 compared to June 30, 2015.

Services revenue increased $4.0 million, or 12.4%, to $36.5 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. The increase was due primarily to an increase of $5.5 million in services revenue from RMR growth and higher ARPU in the trailing twelve months offset by a $1.5 million decrease from non-RMR services revenue related to lower installations during the three months ended June 30, 2016 compared to the same period in 2015.

Products revenue decreased $1.5 million, or 34.6%, to $2.8 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015 due to a decrease of $1.5 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Total cost and expenses decreased $2.6 million, or 6.0%, to $40.7 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015, primarily related to the changes discussed below.

Cost of services decreased $0.9 million for the three months ended June 30, 2016 to $26.7 million for the three months ended June 30, 2015. The change in cost of services is due to a $0.6 million increase in monitoring and managed service expense offset by a $0.8 million decrease in wages and subcontractor labor, a $0.4 million decrease in provisioning and customer transfer costs, a $0.2 million decrease in service materials related to maintenance agreements and a $0.2 million decrease in other operating expenses.

Cost of products decreased $2.0 million, or 51.0%, to $1.9 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. The decrease in cost of products is related to a $1.8 million decrease in installation materials, net of capitalized installation materials, associated with lower installation revenue and new RMR added during the three months ended June 30, 2016 and a $0.2 million decrease in maintenance materials costs.

General and administrative expenses decreased $0.2 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. The decrease is related to a $0.5 million increase in health insurance costs a $0.1 million increase in non-recurring fees offset by a $0.4 million decrease in accrued management fees that are not currently payable, a $0.2 million decrease in administrative wages, a $0.1 million decrease in legal and professional fees and a decrease in bad debt expense of $0.2 million.

Amortization expense decreased $0.6 million, or 44.0%, to $0.8 million for the three months ended June 30, 2016 and for the three months ended June 30, 2015. The decrease was primarily due to the end of amortizable life of acquired monitoring and maintenance contracts as of June 30, 2016.

Depreciation expense increased $1.2 million, or 35.6%, to $4.6 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. The increase was primarily due to the net addition of subscriber system assets of $4.6 million.

Interest Expense

Interest expense remained relatively flat at $6.3 million for the three months ended June 30, 2016 and for the three months ended June 30, 2015.

Provision for Income Taxes

Provision for income taxes remained flat at $0.2 million for the three months ended June 30, 2016 and for the three months ended June 30, 2015. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate decreased from (1.34)% for the three months ended June 30, 2015 to (2.01)% for the three months ended June 30, 2016. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss decreased $5.1 million to $7.8 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily as a result of the factors described above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

	Six Months Ended June 30,		Percent Change
	2016	2015

Revenue
Services	$72,342	$60,972	18.6%
Products	6,578	9,709	(32.2)%
Total revenue	78,920	70,681	11.7%

Cost and Expenses
Cost of services	55,258	56,204	(1.7)%
Cost of products	4,350	8,945	(51.4)%
General and administrative expenses	12,446	12,505	(0.5)%
Amortization	2,398	3,036	(21.0)%
Depreciation	9,111	6,412	42.1%
Loss on sale of long-lived assets	745	548	35.9%
Total costs and expenses	84,308	87,650	(3.8)%
Loss from operations	(5,388)	(16,969)	(68.2)%
Interest expense	(12,469)	(12,371)	0.8%
Interest income	2	1	*
Loss before provision for income taxes	(17,855)	(29,339)	(39.1)%
Provision for income taxes	(399)	(389)	2.6%
Net loss	$(18,254)	$(29,728)	(38.6)%
________________________
*Not meaningful

Revenue

Total revenue increased $8.2 million, or 11.7%, to $78.9 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. ARPU increased by $18.63, or 14.9%, to $143.67 as of June 30, 2016 compared to June 30, 2015.

Services revenue increased $11.4 million, or 18.6%, to $72.3 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. The increase was due primarily to an increase of $15.0 million in services revenue from RMR growth and higher ARPU in the trailing twelve months offset by a $3.7 million decrease from non-RMR services revenue related to lower installations during the six months ended June 30, 2016 compared to the same period in 2015.

Products revenue decreased $3.1 million, or 32.2%, to $6.6 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015 due primarily to a decrease of $3.2 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Total cost and expenses decreased $3.3 million, or 3.8%, to $84.3 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015, primarily related to the changes discussed below.

Cost of services decreased $0.9 million, or 1.7%, to $55.3 million for the six months ended June 30, 2016 as compared to $56.2 million for the six months ended June 30, 2015. The change in cost of services is due to a $1.9 million increase in monitoring and managed service expense offset by a $1.2 million decrease in wages and subcontractor labor, a $0.9 million decrease in other operating expenses, a $0.6 million decrease in provisioning and customer transfer costs and a $0.2 million decrease in maintenance materials costs.

Cost of products decreased $4.6 million, or 51.4%, to $4.4 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. The decrease in cost of products is related to a $4.4 million decrease in installation materials, net of capitalized installation materials, associated with lower installation revenue and new RMR added during the six months ended June 30, 2016 and a $0.2 million decrease in maintenance materials costs.

General and administrative expenses decreased $0.1 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. The decrease is related to a $0.4 million decrease in bad debt expense, a $0.3 million decrease in legal and professional fees and a $0.3 million decrease in accrued management fees that are not currently payable offset by a $0.8 million increase in insurance and health insurance costs, a $0.2 million increase in non-recurring fees, a $0.1 million increase in administrative wages.

Amortization expense decreased $0.6 million, or 21.0%, to $2.4 million for the six months ended June 30, 2016 and for the six months ended June 30, 2015. The decrease was primarily due to the end of amortizable life of acquired monitoring and maintenance contracts as of June 30, 2016.

Depreciation expense increased $2.7 million, or 42.1%, to $9.1 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. The increase was primarily due to the net addition of subscriber system assets of $14.1 million.

Interest Expense

Interest expense remained relatively flat at $12.5 million for the six months ended June 30, 2016 and for the six months ended June 30, 2015.

Provision for Income Taxes

Provision for income taxes remained relatively flat at $0.4 million for the six months ended June 30, 2016 and for the six months ended June 30, 2015. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate decreased from (1.33)% for the six months ended June 30, 2015 to (2.24)% for the six months ended June 30, 2016. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss decreased $11.5 million to $18.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily as a result of the factors described above.

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

EBITDA represents net loss attributable to Holdings before interest expense, interest income, income taxes, depreciation and amortization. Pre-SAC EBITDA represents EBITDA as further adjusted for gain or loss of sale of long-lived assets, accrued but not currently payable management fees, sales and installation costs, net of sales and installation revenue, related to organic RMR growth, plus 50% of non-capitalized corporate and regional service center administrative costs related to organic RMR growth, less capitalized subscriber system assets.

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

The following table sets forth a reconciliation of net loss attributable to the Company to EBITDA and EBITDA to Pre-SAC EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss	$(7,838)	$(12,936)	$(18,254)	$(29,728)
Provision for income taxes	154	171	399	389
Interest expense	6,252	6,207	12,469	12,371
Interest income	(1)	(1)	(2)	(1)
Depreciation	4,602	3,394	9,111	6,412
Amortization	827	1,476	2,398	3,036
EBITDA	3,996	(1,689)	6,121	(7,521)
Loss on sale of long-lived assets	305	322	745	548
Accrued management fees (a)	125	542	250	542
Sales and installation expense (b)	16,538	22,145	37,567	51,796
50% of overhead expenses (c)	3,104	3,015	6,098	5,982
Capitalized expenditures, subscriber system assets (d)	(6,754)	(7,323)	(16,330)	(18,570)
Sales and installation revenue (e)	(3,082)	(5,316)	(7,325)	(9,679)
Pre-SAC EBITDA	$14,232	$11,696	$27,126	$23,098
________________________

(a)	Reflects fees under the Management Services Agreement with SunTx Capital Management Corp., the general partner of SunTx Capital Partners that are accrued but not currently payable.

(b)	Reflects sales and installation costs related to organic RMR growth.

(c)
Reflects 50% of the corporate and regional service center administrative costs related to organic RMR growth and is not capitalized. Corporate and regional service center administrative costs include expenses and the related overhead to support the RMR and installation growth. Other industry participants customarily allocate 50% of their overhead cost to RMR and sales growth.

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

Pre-SAC EBITDA increased 21.7% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily a result of an increase in organic RMR installations contributing to a higher RMR service margin contribution as compared to 2015. Pre-SAC EBITDA increased 17.4% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily a result of an increase in organic RMR installations contributing to a higher RMR service margin contribution as compared to 2015.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary sources of liquidity are cash on hand, the Revolving Credit Facility and capital investments from existing shareholders. As of June 30, 2016, we had cash on hand of $6.4 million and $10.4 million of available borrowing capacity under our Revolving Credit Facility. We had negative working capital of $2.9 million as of June 30, 2016 and positive working capital of $6.3 million as of December 31, 2015. Net cash provided by operations was $0.02 million for the six months ended June 30, 2016 compared to $9.0 million of cash used to fund our operations for the six months ended June 30, 2016.

We have raised capital in the past through the sale of debt securities and we may seek alternative sources of capital or debt dependent on market conditions in the future. In June 2016, Grand Master closed a private rights offering and made a capital contribution through its subsidiaries of $6.9 million of the net proceeds from the offering to fund growth initiatives and general corporate purposes.

As of July 31, 2016, we had cash on hand of $0.5 million and $6.4 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand, current borrowing availability as of April 30, 2016 and the cash flow impact of recent contract roll-outs, we expect to have sufficient funds to pay the interest payments of an aggregate amount of $10.6 million due under the Notes in January 2017 and July 2017. SunTx Capital Management Corp., as the ultimate general partner of SunTx Interface, LP, the majority stockholder of Holdings, is committed to fulfill the financial obligations and support any cash flow shortfalls or needs of Holdings through August 11, 2017.

We incurred net direct costs associated with the upfront costs related to the origination of new customers of $13.5 million and $16.8 million to create new RMR of $0.5 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and incurred net direct costs of $30.3 million and $42.1 million to create new RMR of $1.1 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. The net direct costs, including the portion of equipment costs capitalized as subscriber system assets, was $6.7 million and $9.5 million for the three months ended June 30, 2016 and 2015, respectively, and $13.9 million and $23.5 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash used for operations for the three months ended June 30, 2016 and 2015 is primarily due to a reduction in these investments.

Management believes there is significant cash flows resulting from the steady growth in our RMR at historical investment levels. We have demonstrated historical increases in monitoring and managed service revenues from adding new RMR that generates high cash flow margins. We also believe this enhances our ability to service debt obligations. As of June 30, 2016, we are actively billing approximately $11.5 million of RMR and have $0.8 million of RMR in Contracted Backlog of which approximately $0.4 million is expected to be completed by the end of 2016. The related equipment and materials have been procured for the Contracted Backlog.

During high volume net new RMR growth periods, management cannot provide assurance that we will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, management could no longer invest in creating new RMR and replace attrition (“Steady State”) and scale back the RMR growth to a level that would significantly reduce its investment in sales and installation costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2015 and the first six months of 2016 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and RMR Contracted Backlog. During the six months ended June 30, 2016, we added more new RMR from existing customers' new store activity or RMR upgrades than our total gross attrition for the same period, which allows us to replace attrition at a lower cost of new RMR than if we were to operate in Steady State. Management believes that our current capital resources are adequate to meet our debt obligations, continue operations, maintain our business strategy and steadily grow RMR for the next twelve months.

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2016	2015

Net cash provided by (used in) operating activities	$16	$(8,987)
Net cash used in investing activities	(14,556)	(19,027)
Net cash provided by financing activities	8,840	3,068

Cash Flows from Operating Activities

Net cash used in operating activities decreased by $9.0 million from $9.0 million for the six months ended June 30, 2015 to net cash provided by operating activities of $0.02 million for the six months ended June 30, 2016. The decreased use of cash for the six months ended June 30, 2016 was primarily related to a $5.5 million decrease in accounts receivable, a $10.2 million decrease in inventory related to the installation of Contracted Backlog in 2016 and a decrease in prepaid expenses of $2.6 million offset by a decrease in accrued expenses of $2.9 million, a decrease in accounts payable of $1.1 million related to the timing of payments, an increase in customer deposits of $0.9 million and an increase in deferred revenue of $0.5 million.

Cash Flows from Investing Activities

Net cash from investing activities decreased $4.5 million from $19.0 million of net cash provided by investing activities for the three months ended June 30, 2015 to $14.6 million of net cash used in investing activities for the three months ended June 30, 2016. The decrease is primarily related to a decrease in investing of $4.6 million in subscriber system assets in 2016 as a result of lower RMR growth during the period.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of the costs associated with generating new customers that are not covered through our operating cash flows and acquisitions.

During the three months ended June 30, 2016, our net cash used by financing activities was $8.8 million compared to $3.1 during the three months ended June 30, 2015. During the three months ended June 30, 2016, Grand Master made a capital contribution through its subsidiaries of $6.9 million to fund growth initiatives and working capital needs.

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

Revolving Credit Facility.

Interface Systems, as borrower, and Holdings, as guarantor, entered into the Revolving Credit Facility on January 18, 2013. The Revolving Credit Facility provides for an available borrowing capacity equal to the lesser of $50.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of each of June 30, 2016 and December 31, 2015, we had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of June 30, 2016, the interest rate is 3.75%.

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

On June 30, 2016, our available borrowing capacity was $50.0 million, of which $39.5 million was drawn and $10.4 million was available for borrowing. Our eligible RMR is now sufficient to borrow the maximum borrowing available under the Revolving Credit Facility.

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

As of June 30, 2016, we were in compliance with the applicable restrictive covenants under our debt agreements, and we expect to remain in compliance for at least the next twelve months.

Recently Issued Accounting Standards

See Note 15 to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than off-balance sheet arrangements in connection with operating leases, we had no off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

Since December 31, 2015, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of June 30, 2016, the interest rate is 3.75%. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility bearing variable interest rates. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility as of June 30, 2016 would result in an increase of approximately $3.9 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

There was no change in our internal control over financial reporting during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, filed with the Securities and Exchange Commission on August 11, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

Date: August 11, 2016

By: /s/ Kenneth Obermeyer
Kenneth Obermeyer
Chief Financial Officer

Date: August 11, 2016

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2016, filed with the Securities and Exchange Commission on August 11, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.