Form 10-Q
period 2016-09-30
INTERFACE SECURITY SYSTEMS HOLDINGS INC
filed 2016-11-10
CIK 1164255

UNITED STATES
SECURITIES EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

As of November 10, 2016, Interface Security Systems Holdings, Inc. (“Holdings”) had 2,632,839.70 shares of class A voting common stock, $0.01 par value, outstanding and 976,880.09 shares of class B non-voting common stock, $0.01 par value, outstanding.

i

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “could,” “would,” “should,” and variations of these words or similar expressions (or the negative versions of any such words). All forward-looking statements, including without limitation, our examination of historical operating trends, are based on our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, our expectations, beliefs and projections may not be achieved. There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this quarterly report including, among others:

•	our ability to maintain compliance with various covenants under the Revolving Credit Facility (as defined below);

•
our ability to comply with restrictions in the indentures governing the 15.00% Cash Pay / 2.00% PIK Senior Notes due 2019 issued by Grand Master Holdings, Inc. ("Grand Master"), our indirect parent company, the 12.50% / 14.50% Senior Contingent Cash Pay Notes issued by Interface Master Holdings, Inc. (“Master Holdings”), our direct parent company, and our 9 1/4% Senior Secured Notes due 2018 (the “Notes”);

•	our ability to generate sufficient cash to make payments on our debt;

•	our ability to incur additional indebtedness or refinance existing indebtedness;

•	our ability to compete effectively in a highly‑competitive industry;

•	catastrophic events that may disrupt our business;

•	our ability to retain customers;

•	concentration of customer recurring monthly revenue and concentration of our business in certain markets;

•	our ability to manage relationships with third‑party providers, including telecommunication providers and broadband service providers;

•	our reliance on third-party component providers and the risk associated with any failure, supply chain disruption or interruption in products or services provided by these third parties;

•	our reliance on third-party software and service providers;

•	our inability to protect our intellectual property rights;

•	our ability to obtain or maintain necessary governmental licenses and comply with applicable laws and regulations;

•	changes in governmental regulation of communication monitoring;

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT SHARES

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$476	$12,096
Accounts receivable, less allowance for doubtful accounts of $1,451 and $1,441	12,649	16,002
Inventories	12,164	14,333
Prepaid expenses and other assets	3,763	4,513
Total current assets	29,052	46,944
Property and equipment, net	55,890	49,636
Intangible assets, net	15,300	18,512
Goodwill	40,463	40,463
Deferred charges	649	1,025
Other assets	4,635	6,380
Total assets	$145,989	$162,960

Liabilities and Stockholders' Deficit
Current liabilities
Current portion of capital leases and other obligations	$816	$2,808
Accounts payable	13,221	14,528
Accrued expenses	11,266	18,288
Customer deposits	1,592	1,671
Deferred revenue	3,309	3,344
Total current liabilities	30,204	40,639
Long-term deferred revenue	3,807	3,110
Deferred income tax	7,915	7,497
Other obligations	1,186	979
Long-term debt	272,285	262,505
Total liabilities	315,397	314,730
Mezzanine equity
Redeemable Class A Preferred Stock, $1.00 par value, 70,000 shares authorized, 39,398 shares outstanding at September 30, 2016 and December 31, 2015	110,284	110,284
Redeemable Class C Preferred Stock, $1.00 par value, 60,000 shares authorized, 16,094 shares outstanding at September 30, 2016 and December 31, 2015	41,154	41,154
Convertible and redeemable Class E Preferred Stock, $1.00 par value, 50,000 shares authorized, 10,467 shares outstanding at September 30, 2016 and December 31, 2015	11,961	11,961
Total mezzanine equity	163,399	163,399
Stockholders' deficit
Class A Common Stock, $0.01 par value, 3,000,000 shares authorized, 2,632,840 shares outstanding at September 30, 2016 and December 31, 2015	26	26
Class B Common Stock, $0.01 par value, 1,500,000 shares authorized, 976,880 shares outstanding at September 30, 2016 and December 31, 2015	10	10
Additional paid-in-capital	128,234	121,364
Accumulated deficit	(461,077)	(436,569)
Total stockholders' deficit	(332,807)	(315,169)
Total liabilities and stockholders' deficit	$145,989	$162,960

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
IN THOUSANDS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue
Services	$39,047	$33,135	$111,389	$94,107
Products	3,783	3,971	10,361	13,680
Total revenue	42,830	37,106	121,750	107,787
Costs and Expenses
Cost of services	28,116	27,472	83,374	83,676
Cost of products	2,979	3,207	7,329	12,152
General and administrative expenses	5,910	5,878	18,356	18,383
Depreciation	4,770	3,548	13,881	9,960
Amortization	814	1,370	3,212	4,406
Loss on sale of long-lived assets	225	296	970	844
Total costs and expenses	42,814	41,771	127,122	129,421
Income (loss) from operations	16	(4,665)	(5,372)	(21,634)
Interest expense	(6,302)	(6,233)	(18,771)	(18,604)
Interest income	2	—	4	1
Loss before provision for income taxes	(6,284)	(10,898)	(24,139)	(40,237)
Provision for income taxes	30	(136)	(369)	(525)
Net loss	$(6,254)	$(11,034)	$(24,508)	$(40,762)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
IN THOUSANDS, EXCEPT PER SHARE DATA

	Class A Common		Class B Common
	Number of Shares	$.01 par value	Number of Shares	$.01 par value	Additional paid-in- Capital	Accumulated Deficit	Total Stockholders' Deficit

Balances at December 31, 2015	2,632,840	$26	976,880	$10	$121,364	$(436,569)	$(315,169)
Capital Contribution	—	—	—	—	6,870	—	6,870
Net loss	—	—	—	—	—	(24,508)	(24,508)
Balances at September 30, 2016	2,632,840	$26	976,880	$10	$128,234	$(461,077)	$(332,807)

The accompanying notes are an integral part of these consolidated financial statements.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(24,508)	$(40,762)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,881	9,960
Amortization	3,212	4,406
Amortization of deferred charges and debt issuance costs	1,656	1,651
Deferred income tax	418	403
Loss on sale of long-lived assets	970	844
Change in operating assets and liabilities
Accounts receivable	3,353	2,307
Inventories	2,169	4,499
Prepaid expenses and other assets	2,495	(984)
Accounts payable	(1,295)	(3,223)
Accrued expenses	(6,702)	(3,320)
Customer deposits	(79)	(744)
Deferred revenue	662	(44)
Net cash used in operating activities	(3,768)	(25,007)
Cash flows from investing activities
Capital expenditures, subscriber system assets	(20,325)	(22,167)
Capital expenditures, other	(619)	(912)
Proceeds from sale of property and equipment	—	30
Net cash used in investing activities	(20,944)	(23,049)
Cash flows from financing activities
Capital contribution	6,870	49,800
Proceeds from Revolving Credit Facility	8,500	4,000
Payments on capital leases and other obligations	(2,278)	(1,585)
Deferred charges	—	(68)
Net cash provided by financing activities	13,092	52,147
Net (decrease) increase in cash	(11,620)	4,091
Cash and cash equivalents
Beginning of period	12,096	25,833
End of period	$476	$29,924
Supplemental Disclosures
Cash paid for interest	$22,457	$22,267
Cash (refunded) paid for taxes	$(176)	$380

Noncash items
Capital expenditures in accounts payable and accrued expenses	$392	$492
Acquisition of inventory through financing arrangements	$—	$938

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company. All significant transactions and account balances between entities included in the consolidated financial statements have been eliminated in consolidation. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company’s financial position as of September 30, 2016, and the results of operations for the three and nine months ended September 30, 2016 and 2015. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information; accordingly, certain information and footnote disclosures typically included in the Company’s annual financial statements have been condensed or omitted from this report. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”), which was filed with the SEC on March 24, 2016. Information presented as of December 31, 2015 is derived from audited financial statements. The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

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

A majority of the Company’s revenues are generated within the United States and the majority of the Company’s long-lived assets are located within the United States. The Company’s business model is based on generating long-term contracts with customers to provide on-going monitoring, management, maintenance and related services that generate profitable recurring monthly revenue (“RMR”). The Company makes a one-time investment in sales and installation cost to create new customers internally and this investment is generally not capitalized. The Company generates substantial operating losses as a result of expensing the majority of its investment in subscriber RMR growth. The Company incurred net direct costs of $9.7 million and $11.7 million to create new RMR of $0.3 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $40.0 million and $53.8 million to create new RMR of $1.4 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Security, technology and monitoring companies are generally valued based on a multiple of the RMR associated with the customer contracts and these multiples vary based on performance metrics, scale and market conditions. The Company's market value can be effected by capital market conditions and market comparisons. Historically, the

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company has generated increases in monitoring and managed services revenue from adding new RMR that generates high margins. As of September 30, 2016, the Company is actively billing approximately $11.5 million of RMR and has a backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) totaling $0.7 million of which approximately $0.2 million is expected to be completed by the end of 2016.

Throughout the course of the Company’s history, it has been able to adjust the level of RMR growth and related investment based on the capital available. If the Company were to cease its internal growth strategy, it could choose to no longer invest in creating new RMR and replace attrition (“Steady State"). Steady State is a non-GAAP financial metric often used by industry lenders, investment bankers, credit rating agencies and physical security companies to assess ongoing cash flow generating capabilities of a security company assuming the company invests only in acquiring new customers to offset attrition and maintain a steady base of RMR.

During net new RMR growth periods, we cannot provide assurance that we will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, the Company could elect to operate in Steady State and scale back the RMR growth to a level that would significantly reduce its investment in sales and installation costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities spent in 2015 and the first nine months of 2016 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and Contracted Backlog. During the nine months ended September 30, 2016, the Company added more new RMR from existing customers' new store activity or RMR upgrades than its total gross attrition for the same period, which allows the Company to replace attrition at a lower cost of new RMR if it were to operate in Steady State.

The Company used $3.8 million and $25.0 million of cash for operations for the nine months ended September 30, 2016 and 2015, respectively, and had negative working capital of $1.2 million as of September 30, 2016 and positive working capital of $6.3 million as of December 31, 2015. In addition, as of September 30, 2016, the Company had $272.3 million of total indebtedness, excluding capital leases and other obligations. The Company had $44.5 million drawn and $5.4 million available for borrowing under its Revolving Credit Facility at September 30, 2016 (see Note 6). As of September 30, 2016, Grand Master had $64.1 million of total indebtedness and Master Holdings had $111.7 million of total indebtedness. The indebtedness of the parent companies could be paid from proceeds received by the Company or from additional equity contributions at Grand Master. The Company is not obligated to provide the funding for the $7.5 million of net interest payments of its parent companies due in February and the $12.4 million due in August 2017, however if the Company has excess cash on hand SunTx could direct the Company to make a distribution to its parent companies. The Company has not made any distribution payments to its parent companies to service this debt through September 30, 2016.

The Company has raised capital in the past through the sale of debt and equity securities and may seek alternative sources of capital or debt dependent on market conditions in the future. In June 2016, Grand Master closed a private rights offering and made a capital contribution through its subsidiaries to the Company of $6.9 million of the net proceeds from the offering to fund growth initiatives and general corporate purposes. Substantially all of the rights offering was subscribed by SunTx Capital Management Holding Corp.

As of October 31, 2016, the Company had cash on hand of $1.7 million and $3.4 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand, the Company does not expect to have sufficient funds to pay the interest payments of an aggregate amount of $10.6 million due under the Notes in January and July 2017.

The Company has hired an investment banker to assist in a review of strategic alternatives, including a potential recapitalization of the Company’s current debt and equity structure. In the event a transaction is not completed by January 2017, the Company could move into Steady State to generate cash from operations to meet future financial obligations. There is no assurance that modifying the Company's operations would generate enough cash to make the interest payments of an aggregate amount of $10.6 million in January and July 2017. SunTx Capital Management Holding Corp., as the ultimate general partner of SunTx Interface, LP, the majority stockholder of the Company, has informed the Company that they intend to continue to fulfill the financial obligations and support any cash flow shortfalls or needs of the Company through November 10, 2017.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. Inventories

Inventories consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Products	$6,549	$6,470
Work-in-process	5,615	7,863
	$12,164	$14,333

3. Property and Equipment

Property and equipment consists of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Subscriber system assets	$86,696	$68,920
Equipment	3,620	3,517
Software	2,639	2,770
Furniture and fixtures	433	769
Leasehold improvements	693	987
Vehicles	157	969
	94,238	77,932
Less: Accumulated depreciation	(38,348)	(28,296)
	$55,890	$49,636

Depreciation expense was $4.8 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively, and $13.9 million and $10.0 million for the nine months ended September 30, 2016 and 2015.

4. Intangible Assets

Intangible assets are recorded at cost or fair value if acquired in a purchase business combination and consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Acquired monitoring and maintenance customer contracts	$35,783	$37,269
Internally developed software	4,347	4,347
Other	5	15
	40,135	41,631

Less accumulated amortization for:
Acquired monitoring and maintenance customer contracts	(20,483)	(19,492)
Internally developed software	(4,347)	(3,614)
Other	(5)	(13)
	(24,835)	(23,119)
	$15,300	$18,512

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization of intangible assets was $0.8 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $3.2 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Amortization of intangible assets for the following five years, as of September 30, 2016, is as follows (in thousands):

Three months ending December 31, 2016	$801
2017	2,647
2018	1,995
2019	1,907
2020	1,877
Thereafter	6,073

5. Accrued Expenses

Accrued expenses consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Interest	$4,639	$9,924
Payroll and employee benefits	4,096	3,838
Taxes	1,520	1,795
Other	1,011	2,731
	$11,266	$18,288

6. Long-Term Debt

Long-term debt consists of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Notes	$230,000	$230,000
Revolving line of credit	44,500	36,000
	274,500	266,000
Less unamortized debt issuance costs	(2,215)	(3,495)
	$272,285	$262,505

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

The Company maintains a Revolving Credit Facility with Capital One which allows the Company to borrow the lesser of $50.0 million or up to 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018 and had $44.5 million drawn and availability of $5.4 million at September 30, 2016. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

available borrowing capacity. As of September 30, 2016 and December 31, 2015, the Company had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of September 30, 2016, the interest rate was 3.75%. The Revolving Credit Facility includes financial covenants, including: (i) a covenant not to exceed a revolving facility usage to eligible RMR ratio of 5.0 to 1.0, (ii) a covenant to maintain a minimum fixed charge coverage of at least 1.25 to 1.0, and (iii) a covenant not to exceed a maximum gross RMR attrition rate of 13.0% at any time. The Revolving Credit Facility is secured by a first priority perfected lien on substantially all of the same assets that secure the Notes. The Revolving Credit Facility also provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated and any lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross‑defaults to other material indebtedness, voluntary and involuntary bankruptcy proceedings, material money judgments, certain change of control events and other customary events of default. As of September 30, 2016, the Company was in compliance with all of the restrictive and financial covenants.

Based upon outstanding indebtedness as of September 30, 2016, the Company had aggregate annual maturities on the total borrowings under all debt agreements of $272.3 million due in 2018.

At September 30, 2016, the Notes traded at a range of $100.50 to $101.50 based upon available market information. The range of the estimated fair value of the Notes was $231.2 million to $233.5 million as of September 30, 2016. The Notes traded at a range of $96.50 to $98.50 as of December 31, 2015 with an estimated fair value of $220.0 million to $226.6 million. The Notes are classified as Level 2 of the valuation hierarchy. The carrying amount of debt outstanding under the Revolving Credit Facility approximates fair value as interest rates on these borrowings approximate terms currently offered to the Company, which are considered Level 2. The Company does not have any assets categorized as Level 1 or Level 3 in the hierarchy and there were no transfers made into or out of the Company's Level 2 financial assets during the three and nine months ended September 30, 2016 and 2015. See Note 7.

Costs related to borrowings are deferred and amortized to interest expense over the terms of the related borrowing. Amortization of debt issuance costs was $0.4 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Deferred charges consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015

Deferred financing fees	$2,453	$2,453
Accumulated amortization	(1,804)	(1,428)
	$649	$1,025

Amortization of deferred charges was $0.2 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively, which is included in interest expense in the accompanying unaudited consolidated statement of operations.

7. Fair Value of Financial Instruments

The Company has established a process for determining fair value of its financial assets and liabilities using available market information or other appropriate valuation methodologies. Fair value is based upon quoted market

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

8. Income Taxes

The Company recognized income tax benefit of $0.03 million and income tax expense of $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and income tax expense of $0.4 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively, resulting in an effective tax rate of 0.48% and (1.25)% for the three months ended September 30, 2016 and 2015, respectively, and (0.89)% and (1.31)% for the nine months ended September 30, 2016 and 2015, respectively. In each period, income tax expense includes i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carry forwards and ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities. In addition, the Company determines its estimated annual effective tax rate based on its projected operating losses for the year and applies this rate to each period in accordance with requirements for accounting for income taxes under ASC 740-270.

9. Mezzanine Equity

Mezzanine equity in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 is comprised of the Company’s Class A, Class C, and Class E preferred stock, including accrued dividends. In January 2014, the Company used a portion of the net proceeds from the sale of the Transferred Assets to redeem all of the issued and outstanding shares of the Company’s Class G preferred stock, Class F preferred stock and part of the Company’s Class E preferred stock and to pay a cash dividend in an aggregate amount of approximately $27.3 million to the stockholders as permitted under the indenture governing the Notes. Upon adoption of the Company’s amended and restated certificate of incorporation on May 29, 2014, each class of preferred stock ceased accruing dividends.

In July 2015, in connection with the Grand Master Restructuring, stockholders of Master Holdings exchanged all of their shares of each class of common stock and each class of preferred stock of Master Holdings for an equal number of shares of common stock and preferred stock of Grand Master with substantially similar terms as the shares of Master Holdings. As a result, Grand Master now owns 100% of the common stock and preferred stock of Master Holdings. There was no change in mezzanine equity from December 31, 2015 through September 30, 2016.

10. Stockholders’ Equity

Holdings’ amended and restated certificate of incorporation authorizes 3,000,000 shares of Class A common stock with a par value of $0.01 per share, and 1,500,000 shares of Class B common stock with a par value of $0.01 per share. See consolidated statement of changes in stockholder’s deficit for details of shares issued and outstanding. In

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

addition, each share of Class A common stock is convertible into one share of Class B common stock at any time at the option of the stockholder.

11. Lease Commitments and Other Obligations

Operating Leases

The Company is party to various noncancelable operating leases for equipment, building rent, computer systems and vehicles with terms of one year or greater. At September 30, 2016, the future minimum rental payments required under such leases are as follows (in thousands):

Three months ending December 31, 2016	$649
2017	2,516
2018	2,003
2019	1,649
2020	1,394
Thereafter	4,941
$13,152

Rental expense for equipment, building rent, computer systems and vehicles for the three months ended September 30, 2016 and 2015 was $1.3 million and $1.4 million, respectively, and rental expense for the nine months ended September 30, 2016 and 2015, was $4.0 million and $5.3 million, respectively.

In addition to the operating leases above, the Company has equipment leases that are accounted for as capital leases. At September 30, 2016, the future minimum lease payments under such leases are as follows (in thousands):

Three months ending December 31, 2016	$26
2017	9
2018 and thereafter	—
35
Less: current portion	(35)
$—

Capital leases for equipment had a book value of $0.5 million and $2.1 million and accumulated depreciation of $1.1 million and $1.6 million at September 30, 2016 and December 31, 2015, respectively.

The Company has entered into financing arrangements for the purchase of inventory and customer support services. The financing arrangements are non-interest bearing and range from 24 to 36 months in duration. The total amount of these borrowings at September 30, 2016 was $0.7 million, all of which was current. The total amount of these borrowings at December 31, 2015 was $2.7 million, of which $2.6 million was current. The carrying amount of these financing arrangements approximates fair value as the imputed interest on the financing arrangements is not significant.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had concentrations of credit risk with two customers, representing 18.3% and 15.9%, respectively, of total revenues for the three months ended September 30, 2016 and 19.6% and 15.6%, respectively, of total revenues for the nine months ended September 30, 2016. The associated accounts receivable from these two customers as a percentage of the Company’s accounts receivable, net, were 21.4% and 20.0%, respectively, as of September 30, 2016. For the three months ended September 30, 2015, the Company's two largest customers accounted for 22.2% and 15.9%, respectively, of total revenues and 18.1% and 16.5%, respectively, of total revenues for the nine months ended September 30, 2015. The associated accounts receivable from these two customers accounted for 7.4% and 21.1%, respectively, of the Company’s total accounts receivable, net, as of September 30, 2015.

The Company had a significant concentration of purchases with one vendor that totaled $5.3 million for the three months ended September 30, 2016. Purchases from this vendor represented 17.2% of the Company's total vendor purchases for the three months ended September 30, 2016. For the nine months ended September 30, 2016, the Company had a significant concentration of purchases with one vendor that totaled $15.2 million. Purchases from this vendor represented 16.2% of the Company's total vendor purchases for the nine months ended September 30, 2016, The Company had an accounts payable balance associated with this one vendor of $3.2 million at September 30, 2016.

For the three months ended September 30, 2015, the Company had significant concentrations of purchases with two vendors that totaled $3.5 million and $2.4 million, respectively, and $16.8 million and $7.6 million for the nine months ended September 30, 2015. Purchases from these vendors represented 8.5% and 5.7% of the Company's total vendor purchases for the three months ended September 30, 2015, respectively, and 15.7% and 7.1% for the nine months ended September 30, 2015, respectively. The Company had an accounts payable balance associated with these two vendors of $2.3 million and $2.3 million, respectively, at September 30, 2015. The Company continues to maintain strong relationships with other vendors in the industry and has the ability to purchase the necessary equipment and services from these other vendors to continue its operations, if needed.

13. Related Party

Management Agreement

In April 2010, the Company entered into a Management Services Agreement (the “Management Agreement”) with SunTx Capital Management Corp. (“SunTx Management”), the general partner of SunTx Capital Partners, L.P. Pursuant to the Management Agreement, SunTx Management provides certain management services to the Company. The term of the Management Agreement is ten years, which may be terminated by SunTx Management upon 90 days written notice to the Company. The Company accrues, on a monthly basis, SunTx Management’s customary fees for rendering the management services, as set forth in a statement delivered to the Company from time to time. These fees are anticipated under the Management Agreement not to exceed $500,000 on an annual basis. The Company also reimburses SunTx Management for all out-of-pocket expenses and payroll costs of in-house legal counsel incurred by SunTx Management in connection with the management services and pays all taxes resulting from its purchase or use of the management services. In addition to the management services fee, in connection with any acquisitions, dispositions, or debt or equity financings by Interface Systems or any of its affiliates, Interface Systems will pay SunTx Management a fee which shall not exceed an amount equal to 2% of the total enterprise value involved in the transaction. The total enterprise value is determined by the board of directors of Interface Systems. Under the indenture for the Grand Master's outstanding notes, the Company is permitted to make payments to SunTx Management under the Management Agreement (not to exceed $150,000 in any fiscal quarter), if among other requirements, the Company is permitted to incur at least $1.00 of additional indebtedness, pursuant to the fixed charge coverage ratio test set forth in the indenture for the Notes. The Company was not permitted to

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

incur such $1.00 of additional indebtedness for the trailing four quarters ended September 30, 2016 and therefore, no fees were paid to SunTx Management during the period from March 2015 through the current reporting period.

Commercial Security Services Agreement

In September 2007, the Company entered into a commercial security services agreement with SunTx Capital Partners, L.P. Under this agreement, the Company agreed to install customer owned equipment and provide alarm monitoring, audio and video services, secure managed broadband (“SMB”) and Voice over Internet Protocol (“VoIP”) services. SunTx Capital Partners, L.P. agreed to pay the Company $14,400 plus tax, per month and had an initial term of five years that is automatically renewed for additional one year periods unless either party gives written notice to the other party of non-renewal at least sixty days prior to the expiration date. For each of the three months ended September 30, 2016 and 2015, the SunTx Capital Partners, L.P. paid the Company $51,000 and $45,000 for the three months ended September 30, 2016 and 2015, respectively and $140,000 and $134,000 for the nine months ended September 30, 2016 for 2015, respectively.

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

14. Contingencies

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company believes that it is not currently a party to any legal or regulatory proceedings, where the adverse outcome of which, individually or in the aggregate, would materially adversely affect the Company's business, financial position, results of operations or liquidity.

15. Recently Issued Accounting Standards

In May 2016, FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which aims to reduce the risk of diversity in practice for certain aspects of Topic 606, including collectability, noncash consideration, presentation of sales tax, and transition. In April 2016 and March 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10") and ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net ("ASU 2016-08"), respectively. ASU 2016-10 clarifies the implementation guidance on licensing and the identification of performance obligations considerations included in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2016-08 provides amendments to clarify the implementation guidance on principal versus agent considerations included in ASU 2014-09. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which defers the effective date of ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The effective date of this pronouncement, along with ASU 2016-08 and 2014-09, is for annual and interim periods beginning after December 15, 2017 with early adoption permitted as of the original effective date. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The standard permits the use of either the full retrospective or modified retrospective approach. The Company currently expects to adopt the new standard using the full retrospective approach. The Company is still evaluating the impact that this new guidance will have on its consolidated financial statements and footnote disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The guidance in this ASU supersedes the leasing guidance in Topic 840, "Leases." Under the new guidance, lessees are required to recognize

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2015, FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). This ASU adds Security Exchange Commission paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. For public companies, the guidance is effective for reporting periods beginning after December 15, 2015. For all other entities, the guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Application of this new accounting guidance in 2016 resulted in the reclassification of the Company's debt issuance costs. The Company had $2.2 million and $3.5 million of unamortized debt issuance costs classified within deferred charges which were reclassified as a direct deduction from the carrying amount of long-term debt at September 30, 2016 and December 31, 2015, respectively.

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

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

We have grown organically and completed 42 acquisitions since 1998 to reach total RMR of $11.5 million as of September 30, 2016. According to the 2016 Top 100 report issued by SDM magazine, we are ranked as the 7th largest security company in the United States based on RMR as of December 31, 2015 compared to the 12th largest security company in the 2015 SDM Top 100 report based on RMR as of December 31, 2014. We were also ranked number one amongst the 50 largest security companies based on the percentage of RMR growth of 28.2% during the fiscal year 2015.

Our diverse customer base includes large multi-site commercial enterprises in the luxury retail and hospitality vertical sectors. A sampling of customer brands includes: Dollar General, Family Dollar, Michaels Stores, Sterling Jewelers (Zales and Jared), Panda Express, DineEquity (Applebee's Bar & Grill and IHOP Restaurants), Brinker (Chili's Bar & Grill), La Quinta Inn & Suites and Edward Jones Investments. As of September 30, 2016, our top ten RMR customers accounted for 67.3% of our total RMR with an average relationship length of six years. As of September 30, 2016, we serviced approximately 79,100 total customer sites across our customer base through our 15 regional service centers and employee field technicians in most of the largest markets in the U.S. The scope and breadth of our services, combined with our significant equipment investment, software system configuration and long-term contracts make our customer relationships stable and “sticky” with an average relationship length of 11 years across our total customer base. In addition, we have established a sales and installation infrastructure capable of acquiring and managing large-scale, national account deployments, which we can leverage to add new customers without significantly incurring additional infrastructure costs. We also have mutually-beneficial "ecosystem" channel partnership agreements in place with companies such as Cisco Systems, Inc., Verizon Wireless, Honeywell International, Inc., CradlePoint, Inc. and March Networks Corporation to expand our national sales reach at minimal incremental cost. We have demonstrated the ability to manage large-scale deployments across customer locations nationwide in a short period of time, as highlighted by our rollout of over 10,000 store locations for Dollar General in 2010 and 2011, the rollout for Family Dollar of over 8,000 store locations in 2014 and 2015 and the roll-out of over 4,000 store locations of a specialty retailer and distributor of professional beauty supplies over a five month period beginning in September 2015.

Factors Affecting Operating Results

We conduct our business and report financial and operating information in one operating segment. Management evaluates performance and allocates resources based on the business as a whole. For the three and nine months ended September 30, 2016, approximately 82.9% and 85.5%, respectively, of our revenue was derived from customers who sign long-term managed services contracts. These long-term contracts, typically between 36 and 60 months in duration, provide stable and predictable RMR. The amount of RMR that we generate from any single customer depends on the type of services being provided. We offer a wide range of physical and network security IP-based managed services. The balance of our revenue is generated through fees for the installation and activation of new systems and repair of existing systems. The generation of new customers requires significant upfront investments in subscriber system assets, field labor, sales and engineering costs and general and administrative costs. As a result of our infrastructure, partnerships and focus on large, commercial, multi-site customers, we believe we have a lower than industry average acquisition cost to acquire a new customer (“SAC”), which in turn provides high margin RMR and higher than industry average RMR per user, commonly referred to as average revenue per user (“ARPU”) generated from our monitoring and managed services.

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

Internal factors affecting customer and customer revenue growth include our ability to maintain consistently high levels of customer satisfaction and invest in technologies to further enhance the attractiveness and value proposition of our solutions to current and potential customers. We need to recruit, train and retain personnel and maintain the level of our investment in sales and marketing efforts. We believe maintaining competitive compensation structures, differentiated bundled product offerings and establishing a strong brand are critical to attracting and retaining high-quality personnel and competing effectively in the markets we serve. Successfully growing our ARPU also depends on our ability to continue expanding our technology platform by offering additional value-added services demanded by the market and cross-selling these additional services through our bundled service offering. Therefore, we continually evaluate the viability of additional service offerings that could further benefit from our existing technology platform. As of September 30, 2016 and September 30, 2015, approximately 60.4% and 54.3%, respectively, of our commercial customer sites subscribed to more than one service as a bundled service offering. ARPU increased to $145.56 as of September 30, 2016 from $124.70 at September 30, 2015, an increase of 16.7%, primarily due to the increase in new sites with bundled services that were installed during the period.

The table below presents our RMR and average net attrition data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Beginning	$11,471,865	$9,793,586	$10,827,978	$8,449,126
New and Acquired	271,183	509,945	1,383,093	2,240,790
Canceled	(231,723)	(183,314)	(699,746)	(569,699)
Ending	$11,511,325	$10,120,217	$11,511,325	$10,120,217

End of period total customer sites	79,084	81,159	79,084	81,159
Average net attrition rate	7.6%	6.7%	7.7%	7.3%

We track customer growth by measuring new RMR added and total RMR as of the end of the period. The increase in organic RMR sales for nine months ended September 30, 2016 has contributed to higher backlog of new RMR associated with fully executed customer contracts for services that are pending installation (“Contracted Backlog”) as compared to the same period in 2015. We currently maintain a Contracted Backlog and sales pipeline that we believe will generate a steady flow of new RMR through the year ending December 31, 2016 and beyond. As of September 30, 2016, our sales pipeline was $24.8 million of RMR. For the nine months ended September 30, 2016, we have added $0.2 million of RMR to Contracted Backlog from our RMR sales pipeline. We are actively billing approximately $11.5 million of RMR and have $0.7 million of Contracted Backlog of which approximately $0.2 million is expected to be installed by the year ending December 31, 2016. Our installation revenue Contracted Backlog was $10.3 million as of September 30, 2016.

The slightly higher attrition during the three months ended September 30, 2016 is the result of lost RMR due to pricing adjustments of approximately $55,000 by eliminating unprofitable services from one customer. The canceled RMR represented approximately 9.0% of the customer’s total RMR and will improve overall gross margins.

The SAC includes fixed costs of sales engineering, product development, marketing, sales overhead and operational overhead. Higher RMR installed during a period can reduce SAC by spreading the allocated fixed costs over a larger pool of RMR. The direct SAC of new RMR increased for the three months ended September 30, 2016 to 33.1x as compared to 22.0x for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the direct SAC of new RMR increased to 27.0x from 23.3x for the nine months ended September 30, 2015.

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

General and Administrative Expenses. General and administrative expenses consist of accounting and finance, legal, credit and collections, human resources, executive management, telephone, insurance, travel and other expenses related to the corporate administration of the Company. It also captures administrative labor, telecommunications, insurance and occupancy expenses related to our regional service centers throughout the United States.

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

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. We believe that our accounting policies for revenue recognition, accounts receivable and allowances, goodwill and indefinite-lived intangible assets, long-lived assets and intangible assets and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. During the nine months ended September 30, 2016, there have been no significant changes to these policies or in the underlying accounting assumptions and estimates used in the above critical accounting policies. Critical accounting policies are detailed in the Company's 2015 Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

	Three Months Ended September 30,		Percent Change
	2016	2015

Revenue
Services	$39,047	$33,135	17.8%
Products	3,783	3,971	(4.7)%
Total revenue	42,830	37,106	15.4%

Cost and Expenses
Cost of services	28,116	27,472	2.3%
Cost of products	2,979	3,207	(7.1)%
General and administrative expenses	5,910	5,878	0.5%
Depreciation	4,770	3,548	34.4%
Amortization	814	1,370	(40.6)%
Loss on sale of long-lived assets	225	296	(24.0)%
Total costs and expenses	42,814	41,771	2.5%
Income (loss) from operations	16	(4,665)	(100.3)%
Interest expense	(6,302)	(6,233)	1.1%
Interest income	2	—	*
Loss before provision for income taxes	(6,284)	(10,898)	(42.3)%
Provision for income taxes	30	(136)	(122.1)%
Net loss	$(6,254)	$(11,034)	(43.3)%
________________________
*Not meaningful

Revenue

Total revenue increased $5.7 million, or 15.4%, to $42.8 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. ARPU increased by $20.86, or 16.7%, to $145.56 as of September 30, 2016 compared to September 30, 2015.

Services revenue increased $5.9 million, or 17.8%, to $39.0 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. The increase was due primarily to an increase of $5.4 million in services revenue from RMR growth and higher ARPU in the trailing twelve months offset by a $0.5 million decrease from non-RMR services revenue related to lower installations during the three months ended September 30, 2016 compared to the same period in 2015.

Products revenue decreased $0.2 million, or 4.7%, to $3.8 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015 due to a decrease of $0.2 million in product installations related to the installation revenue Contracted Backlog.

Cost and Expenses

Total cost and expenses decreased $1.0 million, or 2.5%, to $42.8 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015, primarily related to the changes discussed below.

Cost of services increased $0.6 million, or 2.3%, to $28.1 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. The change in cost of services is due to a $0.6 million increase in monitoring and managed service expense and a $0.3 million increase in other operating expenses offset by a $0.4 million decrease in provisioning and customer transfer costs.

Cost of products decreased $0.2 million, or 7.1%, to $3.0 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. The decrease in cost of products is related to a $0.1 million decrease in installation materials, net of capitalized installation materials, associated with lower installation revenue and new RMR added during the three months ended September 30, 2016 and a $0.1 million decrease in maintenance materials costs.

General and administrative expenses remained flat at $5.9 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. There was a $0.3 million increase in health insurance fees and insurance claims and a $0.1 million increase in non-recurring fees offset by a $0.1 million decrease in administrative wages and a $0.1 million decrease in legal and professional fees.

Depreciation expense increased $1.2 million, or 34.4%, to $4.8 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. The increase was primarily due to the net addition of subscriber system assets of $6.2 million.

Amortization expense decreased $0.6 million, or 40.6%, to $0.8 million for the three months ended September 30, 2016 and for the three months ended September 30, 2015. The decrease was primarily due to the end of amortizable life of acquired monitoring and maintenance contracts as of September 30, 2016.

Interest Expense

Interest expense remained relatively flat at $6.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Provision for Income Taxes

Provision for income taxes decreased $0.2 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015 due to state income tax refunds during the period. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate increased from (1.25)% for the three months ended September 30, 2015 to 0.48% for the three months ended September 30, 2016. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss decreased $4.8 million to $6.3 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily as a result of the factors described above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth our results of operations for the periods indicated (dollars in thousands).

	Nine Months Ended September 30,		Percent Change
	2016	2015

Revenue
Services	$111,389	$94,107	18.4%
Products	10,361	13,680	(24.3)%
Total revenue	121,750	107,787	13.0%

Cost and Expenses
Cost of services	83,374	83,676	(0.4)%
Cost of products	7,329	12,152	(39.7)%
General and administrative expenses	18,356	18,383	(0.1)%
Depreciation	13,881	9,960	39.4%
Amortization	3,212	4,406	(27.1)%
Loss on sale of long-lived assets	970	844	14.9%
Total costs and expenses	127,122	129,421	(1.8)%
Loss from operations	(5,372)	(21,634)	(75.2)%
Interest expense	(18,771)	(18,604)	0.9%
Interest income	4	1	*
Loss before provision for income taxes	(24,139)	(40,237)	(40.0)%
Provision for income taxes	(369)	(525)	(29.7)%
Net loss	$(24,508)	$(40,762)	(39.9)%
________________________
*Not meaningful

Revenue

Total revenue increased $14.0 million, or 13.0%, to $121.8 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. ARPU increased by $20.86, or 16.7%, to $145.56 as of September 30, 2016 compared to September 30, 2015.

Services revenue increased $17.3 million, or 18.4%, to $111.4 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. The increase was due primarily to an increase of $20.5 million in services revenue from RMR growth and higher ARPU in the trailing twelve months offset by a $3.2 million decrease from non-RMR services revenue related to lower installations during the nine months ended September 30, 2016 compared to the same period in 2015.

Products revenue decreased $3.3 million, or 24.3%, to $10.4 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015 due primarily to a decrease of $3.4 million in product installation sales for the nine months ended September 30, 2016 compared to the same period in 2015.

Cost and Expenses

Total cost and expenses decreased $2.3 million, or 1.8%, to $127.1 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015, primarily related to the changes discussed below.

Cost of services decreased $0.3 million, or 0.4%, to $83.4 million for the nine months ended September 30, 2016 as compared to $83.7 million for the nine months ended September 30, 2015. The change in cost of services is due to a $2.5 million increase in monitoring and managed service expense offset by a $1.2 million decrease in wages and subcontractor labor, a $0.9 million decrease in provisioning and customer transfer costs, a $0.6 million decrease in other operating expenses, and a $0.1 million decrease in maintenance materials costs.

Cost of products decreased $4.8 million, or 39.7%, to $7.3 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. The decrease in cost of products is related to a $4.7 million decrease in installation materials, net of capitalized installation materials, associated with lower installation revenue and new RMR added during the nine months ended September 30, 2016 and a $0.1 million decrease in maintenance materials costs.

General and administrative expenses remained flat at $18.4 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. There was a $0.4 million decrease in bad debt expense, a $0.4 million decrease in legal and professional fees, a $0.3 million decrease in accrued management fees that are not currently payable, a $0.3 million decrease in computer system expense and a $0.2 million decrease in administrative wages offset by a $1.0 million increase in insurance and health insurance costs and a $0.3 million increase in non-recurring fees.

Depreciation expense increased $3.9 million, or 39.4%, to $13.9 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. The increase was primarily due to the net addition of subscriber system assets of $20.3 million.

Amortization expense decreased $1.2 million, or 27.1%, to $3.2 million for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015. The decrease was primarily due to the end of amortizable life of acquired monitoring and maintenance contracts as of September 30, 2016.

Interest Expense

Interest expense remained relatively flat at $18.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Provision for Income Taxes

Provision for income taxes decreased $0.2 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to state income tax refunds during the period. In each year, income tax includes (i) the effects of a valuation allowance maintained for federal and state deferred tax assets including net operating loss carryforwards and (ii) expense for certain jurisdictions where the tax liability is determined based on non-income related activities, such as gross sales. The effective tax rate increased from (1.31)% for the nine months ended September 30, 2015 to (0.89)% for the nine months ended September 30, 2016. The tax provision in future periods will vary based on current and future temporary differences, as well as future operating results.

Net Loss

Net loss decreased $16.3 million to $24.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily as a result of the factors described above.

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

The following table sets forth a reconciliation of net loss attributable to the Company to EBITDA and EBITDA to Pre-SAC EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net loss	$(6,254)	$(11,034)	$(24,508)	$(40,762)
Provision for income taxes	(30)	136	369	525
Interest expense	6,302	6,233	18,771	18,604
Interest income	(2)	—	(4)	(1)
Depreciation	4,770	3,548	13,881	9,960
Amortization	814	1,370	3,212	4,406
EBITDA	5,600	253	11,721	(7,268)
Loss on sale of long-lived assets	225	296	970	844
Accrued management fees (a)	125	125	375	667
Sales and installation expense (b)	15,274	17,148	52,841	68,944
50% of overhead expenses (c)	2,893	2,877	8,991	8,858
Capitalized expenditures, subscriber system assets (d)	(4,156)	(3,880)	(20,486)	(22,450)
Sales and installation revenue (e)	(5,544)	(5,465)	(12,869)	(15,144)
Pre-SAC EBITDA	$14,417	$11,354	$41,543	$34,451
________________________

(a)	Reflects fees under the Management Services Agreement with SunTx Capital Management Corp., the general partner of SunTx Capital Partners that are accrued but not currently payable.

(b)	Reflects sales and installation costs related to organic RMR growth.

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

Pre-SAC EBITDA increased 27.0% for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily a result of an increase in organic RMR installations contributing to a higher RMR service margin contribution as compared to 2015. Pre-SAC EBITDA increased 20.6% for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily a result of an increase in organic RMR installations contributing to a higher RMR service margin contribution as compared to 2015.

Liquidity and Capital Resources

Overview of Our Contractual Obligations and Liquidity

Our primary sources of liquidity have historically been cash on hand, the Revolving Credit Facility and capital contributions from existing shareholders. As of September 30, 2016, we had cash on hand of $0.5 million and $5.4 million of available borrowing capacity under our Revolving Credit Facility. We had negative working capital of $1.2 million as of September 30, 2016 and positive working capital of $6.3 million as of December 31, 2015. Net cash used by operations was $3.8 million for the nine months ended September 30, 2016 compared to $25.0 million for the nine months ended September 30, 2015.

We have raised capital in the past through the sale of debt and equity securities and we may seek alternative sources of capital or debt dependent on market conditions in the future. In June 2016, Grand Master closed a private rights offering and made a capital contribution through its subsidiaries to us of $6.9 million of the net proceeds from the offering to fund growth initiatives and general corporate purposes. Substantially all of the rights offering was subscribed by SunTx Capital Management Holding Corp.

We incurred net direct costs associated with the upfront costs related to the origination of new customers of $9.7 million and $11.7 million to create new RMR of $0.3 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and incurred net direct costs of $40.0 million and $53.8 million to create new RMR of $1.4 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively. The net direct costs, including the portion of equipment costs capitalized as subscriber system assets, was $5.6 million and $7.8 million for the three months ended September 30, 2016 and 2015, respectively, and $19.5 million and $31.3 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash used for operations for the three months ended September 30, 2016 and 2015 is primarily due to a reduction in these investments.

We have also generated cash flows through growth in our RMR. Historically, we have generated increases in monitoring and managed service revenues from adding new RMR that generates high margins. As of September 30, 2016, we are actively billing approximately $11.5 million of RMR and have $0.7 million of RMR in Contracted Backlog of which approximately $0.2 million is expected to be completed by the end of 2016.

During net new RMR growth periods, we cannot provide assurance that we will achieve positive cash flow or have the ability to raise additional debt and/or equity capital. In the event that sufficient funds cannot be obtained to grow RMR and pay interest payments, we could no longer invest in creating new RMR and replace attrition (“Steady State”) and scale back the RMR growth to a level that would significantly reduce our investment in sales and installation costs. A majority of the expenses related to the sales and marketing activity for new RMR opportunities that was spent in 2015 and the first nine months of 2016 could be eliminated as well as other fixed overhead and operating costs associated with installing net new RMR and Contracted Backlog. During the nine months ended September 30, 2016, we added more new RMR from existing customers' new store activity or RMR upgrades than our total gross attrition for the same period, which allows us to replace attrition at a lower cost of new RMR if we were to operate in Steady State.

As of October 31, 2016, we had cash on hand of $1.7 million and $3.4 million of available borrowing capacity under the Revolving Credit Facility. Based on the projected cash balances on hand, current borrowing availability as of October 31, 2016 and cash flows for the fourth quarter of 2016 and beyond, we do not expect to have sufficient funds to pay the interest payments of an aggregate amount of $10.6 million due under the Notes in each of January 2017 and July 2017. The indebtedness of the parent companies could be paid from proceeds received by us or from additional equity contributions at Grand Master. We are not required to provide the funding for the $7.5 million of net interest payments of our parent companies due in February and the $12.4 million due in August 2017, however if we have excess cash on hand SunTx could direct us to make a distribution to our parent companies. We have not made any distribution payments to our parent companies to service this debt through September 30, 2016.

We have hired an investment banker to assist in a review of strategic alternatives, including a potential recapitalization of our current debt and equity structure. In the event that a transaction is not completed by January 2017, we could move into Steady State to generate cash from operations to meet future financial obligations. There is no assurance that modifying our operations would generate enough cash to make the interest payments of an aggregate amount of $10.6 million in January and July 2017. SunTx Capital Management Holding Corp., as the ultimate general partner of SunTx Interface, LP, the majority stockholder of the Company, has informed us that they intend to continue to fulfill the financial obligations and support any cash flow shortfalls or needs of the Company through November 10, 2017.

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2016	2015

Net cash used in operating activities	$(3,768)	$(25,007)
Net cash used in investing activities	(20,944)	(23,049)
Net cash provided by financing activities	13,092	52,147

Cash Flows from Operating Activities

Net cash used in operating activities decreased by $21.2 million from $25.0 million for the nine months ended September 30, 2015 to $3.8 million for the nine months ended September 30, 2016. The decreased use of cash for the nine months ended September 30, 2016 was primarily related to a decrease in the amount invested in sales and installation costs to create new customers internally of $13.8 million and an increase in monitoring and service margins of $7.1 million offset by a decrease in the amount of depreciation and amortization of $2.7 million. The remaining decrease was related to the change in operating assets and liabilities consisting of a decrease in prepaid expenses of $3.5 million, an increase in accounts payable of $1.9 million related to the timing of payments and a $1.0 million decrease in accounts receivable offset by a $2.3 million decrease in inventory related to the installation of Contracted Backlog in 2016, a decrease in accrued expenses of $3.4 million, an increase in customer deposits of $0.7 million and an increase in deferred revenue of $0.7 million.

Cash Flows from Investing Activities

Net cash from investing activities decreased $2.1 million from $23.0 million of net cash provided by investing activities for the nine months ended September 30, 2015 to $20.9 million of net cash used in investing activities for the nine months ended September 30, 2016. The decrease is primarily related to a decrease in investing of $1.8 million in subscriber system assets in 2016 as a result of lower RMR growth during the period.

Cash Flows from Financing Activities

Our cash flows from financing activities are mainly used to fund the portion of the costs associated with generating new customers that are not covered through our operating cash flows and acquisitions.

During the nine months ended September 30, 2016, our net cash provided by financing activities was $13.1 million compared to $52.1 during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, Grand Master made a capital contribution through its subsidiaries to the Company of $6.9 million to fund growth initiatives and working capital needs and we had $8.5 million in draws on our Revolving Credit Facility to fund working capital needs. During the nine months ended September 30, 2015, Grand Master made a capital contribution through its subsidiaries of $49.8 million of the net proceeds from its notes offering to fund the Company's growth initiatives and borrowed $4.0 on the Revolving Credit Facility.

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

Revolving Credit Facility.

Interface Systems, as borrower, and Holdings, as guarantor, entered into the Revolving Credit Facility on January 18, 2013. The Revolving Credit Facility provides for an available borrowing capacity equal to the lesser of $50.0 million and 5 times eligible RMR. The Revolving Credit Facility matures on January 15, 2018. The Revolving Credit Facility includes a $1.0 million sub-limit for the issuance of letters of credit, and the amount outstanding reduces the amount of available borrowing. As of each of September 30, 2016 and December 31, 2015, we had $0.1 million in letters of credit outstanding.

Borrowings under the Revolving Credit Facility bear interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of September 30, 2016, the interest rate is 3.75%.

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

On September 30, 2016, our available borrowing capacity was $50.0 million, of which $44.5 million was drawn and $5.4 million was available for borrowing. Our eligible RMR is sufficient to borrow the maximum borrowing available under the Revolving Credit Facility.

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

As of September 30, 2016, we had a revolving facility usage to eligible RMR ratio of 3.96 to 1.0, a fixed charge coverage ratio of 2.29 to 1.0 and a gross attrition of 10.54% and were in compliance with the applicable restrictive covenants under our debt agreements. Assuming that we make our interest payments in 2017, we expect to remain in compliance for at least the next twelve months. SunTx Capital Management Holding Corp., as the ultimate general partner of SunTx Interface, LP, the majority stockholder of the Company, has informed us that they intend to continue to fulfill the financial obligations and support any cash flow shortfalls or needs of the Company through November 10, 2017.

Recently Issued Accounting Standards

See Note 15 to the accompanying condensed notes to unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Other than off-balance sheet arrangements in connection with operating leases, we had no off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

Since December 31, 2015, there have been no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from interest rate fluctuations on our outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility bears interest at a floating rate per year equal to the higher of (A) the rate (adjusted for statutory reserve requirements for Eurocurrency liabilities) at which Eurodollar deposits are offered for a period equal to one, two, three, or six months, as quoted on Reuters Screen LIBOR01 Page (or any successor / similar page or service) as of 11:00 a.m., London time, on the day that is two London banking days preceding the applicable interest determination date and (B) 0.50%, plus the applicable margin of 3.25%. As of September 30, 2016, the interest rate is 3.75%. As a result, we will be exposed to fluctuations in interest rates to the extent of our borrowings under the Revolving Credit Facility bearing variable interest rates. A hypothetical 10% increase in the interest rates we pay on our borrowings under the Revolving Credit Facility as of September 30, 2016 would result in an increase of approximately $4.5 million per year. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

There was no change in our internal control over financial reporting during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not involved in any material current or pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 except as provided below.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations.

We have an interest payment of $10.6 million due in January 2017 and an interest payment of $10.6 million due in July 2017. In addition, our parent companies, have interest payments, net of interest escrow balances, in aggregate of $7.5 million due in February 2017 and the $12.4 million due in August 2017. At this time, those entities are dependent on cash on hand or equity contributions from SunTx. The indebtedness of the parent companies could be paid from proceeds received by the Company.

If we are unable to service our indebtedness or to fund other liquidity needs, we may be forced to adopt an alternate strategy that may include actions such as changing our business operating strategy, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional capital, or any combination of the foregoing. We cannot assure you that any of these alternate strategies could be effected on satisfactory terms, if at all, or that they would yield sufficient funds to make required payments on any of our indebtedness or to fund our other liquidity needs. We cannot assure you that our business will generate sufficient cash flows from operations or that future financings will be available in an amount sufficient to fund our operations and debt obligations.

We have hired an investment banker to assist in a review of strategic alternatives, including a potential recapitalization of our current debt and equity structure. However, we cannot assure you of the timing of any such transaction, the impact on our capital structure, the cost structure of any such transaction and whether any such transaction would be successful.

SunTx Capital Management Corp., as the ultimate general partner of SunTx Interface, LP, our majority stockholder, has informed us that they intend to continue to fulfill the financial obligations and support any cash flow shortfalls or needs through November 10, 2017. The SunTx letter is not specific as to timing or terms, remedies or consequences of failure to fulfill and we cannot assure you as to what would happen in that event, which could be materially adverse to us.

If for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our indebtedness, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable. This would likely in turn trigger cross-acceleration or cross-default rights between our applicable debt agreements. Under these circumstances, our lenders could compel us to apply all our available cash to repay our borrowings or they could prevent us from making payments on our indebtedness. In addition, these lenders could then seek to foreclose on our assets that are our collateral. If the amounts outstanding under our indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to our debt holders.

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, filed with the Securities and Exchange Commission on November 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERFACE SECURITY SYSTEMS HOLDINGS, INC.

By: /s/ Michael T. Shaw
Michael T. Shaw
Chief Executive Officer

Date: November 10, 2016

By: /s/ Kenneth Obermeyer
Kenneth Obermeyer
Chief Financial Officer

Date: November 10, 2016

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
101*
The following financial statements from Interface Security Systems Holdings, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, filed with the Securities and Exchange Commission on November 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Unaudited Consolidated Financial Statements.

*Filed herewith.
**Furnished herewith.